Form 10QSB
period 1996-03-31
NATIONAL PROPERTY INVESTORS 4
filed 1996-05-10
CIK 318508

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                         Commission file number 0-10412



                          NATIONAL PROPERTY INVESTORS 4
        (Exact name of small business issuer as specified in its charter)



          California                                           13-30391722
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                              Issuer's phone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                        NATIONAL PROPERTY INVESTORS 4

                                  BALANCE SHEET
                      (in thousands, except for unit data)



                                                                        March 31,
                                                                           1996
                                                                       (Unaudited)
 Assets
 Cash and cash equivalents                                              $   3,014
 Escrow deposits                                                              289
 Security deposits and other assets                                           581
 Investment properties:
      Land                                               $  1,980
      Buildings and related personal property              23,032
                                                           25,012
      Less accumulated depreciation                       (16,300)          8,712

      Total assets                                                      $  12,596

 Liabilities and Partners' Deficit

 Accounts payable and accrued expense                                   $     623
 Tenants' security deposits payable                                           401
 Mortgage payable                                                          16,781

 Partners' Deficit:

 Limited partners' (60,005 units outstanding)            $ (4,891)
 General partners'                                           (318)         (5,209)

      Total liabilities and partners' deficit                           $  12,596


                        See Notes to Financial Statements


b)                        NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except for unit data)

                                                          Three Months Ended
                                                               March 31,
                                                          1996            1995
Revenues:
    Rental income                                       $   1,507       $   1,462
    Other income                                               56              69
          Total revenues                                    1,563           1,531

 Expenses:
    Operating                                                 758             639
    Mortgage interest                                         380             388
    Depreciation                                              231             262
    General and administrative                                 53              57
          Total expenses                                    1,422           1,346

 Net income                                             $     141       $     185

 Net income allocated to general partners (1%)          $       1       $       2
 Net income allocated to limited partners (99%)               140             183

 Net income                                             $     141       $     185

 Net loss per limited partnership unit                  $    2.33       $    3.05


                        See Notes to Financial Statements

   c)                     NATIONAL PROPERTY INVESTORS 4

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except for unit data)


                                  Limited       General        Limited
                                Partnership    Partners'      Partners'        Total
                                   Units        Deficit        Deficit        Deficit
Original capital contributions      60,005       $     1       $  30,003      $  30,004

Partners' deficit at
   December 31, 1995                60,005       $  (319)      $  (5,031)     $  (5,350)

Net income for the three
   months ended March 31, 1996          --             1             140            141

Partners' deficit at
   March 31, 1996                   60,005       $  (318)      $  (4,891)     $  (5,209)

                        See Notes to Financial Statements


d)                        NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (in thousands, except for unit data)


                                                              Three Months Ended
                                                                  March 31,
                                                              1996           1995
 Cash flows from operating activities:
    Net income                                               $    141       $    185
    Adjustments to reconcile net income to
    cash provided by operating activities:
     Depreciation                                                 231            262
     Amortization of mortgage costs                                12             12
 Change in account:
     Escrow deposits                                             (110)          (104)
     Security deposits and other assets                            63             (7)
     Accounts payable and accrued expenses                        444             99
     Tenants' security deposits payable                            26             --

 Net cash provided by operating activities                        807            447

 Cash flows from investing activities:
     Property improvements and replacements                       (23)           (11)

 Net cash used in investing activities                            (23)           (11)

 Cash flows from financing activities:
     Mortgage principal repayments                                (96)           (88)

 Net cash used in financing activities                            (96)           (88)

 Net increase in cash and cash equivalents                        688            348

 Cash and cash equivalents at beginning of period               2,326          1,068

 Cash and cash equivalents at end of period                  $  3,014       $  1,416

 Supplemental information:
    Interest paid                                            $    368       $    376

                        See Notes to Financial Statements

e)                        NATIONAL PROPERTY INVESTORS 4

                          NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

   National Property Investors 4 (the "Partnership") has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc., National Property Investors, Inc. ("NPI"), and affiliates of NPI were charges to expense in 1996 and 1995:


                                                        For the Three Months Ended
                                                                  March 31,
                                                             1996           1995
Property management fees (included in operating
   expenses)                                               $ 77,000       $ 76,000

Reimbursement for services of affiliates (included
   in general and administrative expenses)                   49,000         47,000


   For the period from January 19, 1996 to March 31, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner, acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties (continued)

   Included in operating expenses for the three months ended march 31, 1995, are insurance premiums of approximately $30,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

   NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") is the general partner of the Partnership. NPI Equity is a wholly owned subsidiary of NPI. On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI for an aggregate purchase
price of $1,000,000.   The closing of the transactions contemplated by the above
mentioned agreement (the "Closing") occurred on January 19, 1996.

   Upon the Closing, the officers and directors of NPI and NPI Equity resigned and IFGP Corporation caused new officers to be elected to each of those entities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Pennsylvania. The average occupancy for the three month periods ended March 31, 1996, and 1995 was 92% and 96%, respectively. The decline in occupancy is due to properties in the area lowering rental rates and offering move in specials while the rental rates of the Village of Pennbrook increased.

   The Partnership's net income for the three months ended March 31, 1996 was approximately $141,000 versus $185,000 for the same period of 1995. The decrease in net income is attributable to an increase in operating expenses and a decrease in other income. The increase in operating expense is due to an increase in utility expenses along with increased maintenance expenses. The increase in maintenance expenses is due to the property repairing a substantial number of faulty heaters. The decrease in other income is due to a decrease in security deposit forfeitures in 1996. Partially offsetting these reductions to income, was an increase in interest income and a decrease in deprecation expense. The increase in interest income was due to the Partnership maintaining higher cash balances available for short-term investing. The decrease in depreciation expense was due to approximately $500,000 of fixed assets becoming fully depreciate in 1995.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   At March 31, 1996, the Partnership had unrestricted cash of $3,014,000 as compared to $1,416,000 at March 31, 1995. Net cash provided by operating activities increased primarily as a result of an increase in accounts payable and accrued expenses, including the prepayment of rent. The increase in cash used in investing activities is due to an increase in property replacements. The increase in cash used in financing activities is due to the amortization of the mortgage principal balance.

   The Managing General Partner has extended to the Partnership a $300,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $16,781,000 is amortized over 25 years with a balloon payment due August 1, 1997. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995 or during the first quarter of 1996. At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: Form 8-K dated January 19, 1996 was filed reporting the change in control of the Registrant.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 NATIONAL PROPERTY INVESTORS 4


                                 By:   NPI EQUITY INVESTMENTS, INC.
                                       Managing General Partner

                                       /s/William H. Jarrard, Jr.
                                       President and Director


                                       /s/Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer

                                 Date:  May 10, 1996