Form 10QSB
period 1996-06-30
NATIONAL PROPERTY INVESTORS 4
filed 1996-08-02
CIK 318508

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


                  For the quarterly period ended June 30, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                         Commission file number 0-10412



                          NATIONAL PROPERTY INVESTORS 4
        (Exact name of small business issuer as specified in its charter)



          California                                           13-3031722
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


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                        NATIONAL PROPERTY INVESTORS 4

                                  BALANCE SHEET
                                 (in thousands)
                                   (Unaudited)

                                                                        June 30,
                                                                          1996
 Assets
 Cash and cash equivalents                                             $    3,192
 Escrow deposits                                                              316
 Security deposits and other assets                                           591
 Investment properties:
      Land                                              $   1,980
      Buildings and related personal property              23,088
                                                           25,068
      Less accumulated depreciation                       (16,535)          8,533

      Total assets                                                     $   12,632

 Liabilities and Partners' Deficit

 Accounts payable and accrued liabilities                              $      573
 Tenants' security deposits payable                                           403
 Mortgage payable                                                          16,683

 Partners' Deficit:

 Limited partners' (60,005 units outstanding)           $  (4,711)
 General partners'                                           (316)         (5,027)

      Total liabilities and partners' deficit                          $   12,632

                        See Notes to Financial Statements

b)                        NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996           1995           1996          1995
 Revenues:
   Rental income                 $   1,501       $   1,549     $   3,008       $  3,011
   Other income                         80              73           136            142
          Total revenues             1,581           1,622         3,144          3,153
 Expenses:
   Operating                           710             745         1,468          1,384
   Interest                            376             386           756            774
   Depreciation                        235             238           466            500
   General and administrative           62              37           115             94
          Total expenses             1,383           1,406         2,805          2,752

   Net income                    $     198       $     216     $     339       $    401

 Net income allocated to
   general partner (1%)          $       2       $       2     $       3       $      4

 Net income allocated to
   limited partner (99%)               196             214           336            397

 Net income                      $     198       $     216     $     339       $    401

 Net loss per limited
   partnership unit              $    3.27       $    3.57     $    5.60       $   6.62

                        See Notes to Financial Statements


  c)                      NATIONAL PROPERTY INVESTORS 4

                         STATEMENT OF PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited       General        Limited
                                Partnership    Partners'      Partners'        Total
                                   Units        Deficit        Deficit        Deficit
Original capital contributions      60,005       $     1       $  30,003      $  30,004

Partners' deficit at
   December 31, 1995                60,005       $  (319)      $  (5,031)     $  (5,350)

Net income for the six
   months ended June 30, 1996           --             3             336            339

Distribution paid                                                    (16)           (16)

Partners' deficit at
   June 30, 1996                    60,005       $  (316)      $  (4,711)     $  (5,027)


                        See Notes to Financial Statements

d)                        NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                               1996           1995
 Cash flows from operating activities:
    Net income                                              $     339      $     401
    Adjustments to reconcile net income to
    cash provided by operating activities:
     Depreciation                                                 466            500
     Amortization of mortgage costs                                23             23
 Change in account:
     Escrow deposits                                             (137)          (103)
     Security deposits and other assets                            42             82
     Accounts payable and accrued expenses                        394            (19)
     Tenants' security deposits payable                            28             16

 Net cash provided by operating activities                      1,155            900

 Cash flows from investing activities:
     Property improvements and replacements                       (79)           (80)

 Net cash used in investing activities                            (79)           (80)

 Cash flows from financing activities:
     Distribution to partners                                     (16)
     Mortgage principal repayments                               (194)          (178)

 Net cash used in financing activities                           (210)          (178)

 Net increase in cash and cash equivalents                        866            642

 Cash and cash equivalents at beginning of period               2,326          1,068

 Cash and cash equivalents at end of period                 $   3,192      $   1,710

 Supplemental information:
    Interest paid                                           $     733      $     751

                        See Notes to Financial Statements

e)                        NATIONAL PROPERTY INVESTORS 4

                          NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

The following transactions with affiliates of Insignia Financial Group, Inc., National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                          For the Six Months Ended
                                                                   June 30,
                                                             1996           1995

Property management fees (included in operating
   expenses)                                               $155,000      $ 154,000
Reimbursement for services of affiliates (included
   in general and administrative expenses
    and operating expenses)                                 102,000         96,000



   For the period from January 19, 1996 to June 30, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner, acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties (continued)

   Included in operating expenses for the six months ended June 30, 1995, are insurance premiums of approximately $60,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Pennsylvania. The average occupancy for the six month periods ended June 30, 1996, and 1995 was 93% and 96%, respectively. The decline in occupancy is due to properties in the area lowering rental rates and offering move in specials. The rental rates and occupancy of the Village of Pennbrook are above the market averages.

   The Partnership's net income for the six months ended June 30, 1996 was approximately $339,000, of which $198,000 was for the three months ended June 30, 1996, versus $401,000 and $216,000, respectively, for the same periods of 1995. The decrease in net income is primarily attributable to an increase in operating expenses. The increase in operating expenses is due to an increase in utility expenses along with increased maintenance expenses. The increase in maintenance expenses is attributable to the property repairing a substantial number of faulty heaters. General and administrative expenses increased for the three and six month periods due to the costs associated with the transition of the administrative offices in 1996. These expenses are expected to decrease during the remaining six months of 1996.

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

   At June 30, 1996, the Partnership had unrestricted cash of $3,192,000 as compared to $1,710,000 at June 30, 1995. Net cash provided by operating activities increased primarily as a result of an increase in accounts payable and accrued expenses, including the prepayment of rent. The increase in cash used in financing activities is due to payment of the mortgage principal balance in addition to the payment of distributions in the form of the payment of partners' withholding taxes to the Pennsylvania Department of Revenue.

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

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $16,683,000 is amortized over 25 years with a balloon payment due August 1, 1997. The Managing General Partner is currently attempting to refinance the Partnership's investment property. Future cash distributions will depend on the levels of cash generated from operations, a property sale, a property refinancing and the availability of cash reserves. No cash distributions were paid in 1995 or during the first six months of 1996. During the second quarter of 1996, the Partnership paid $16,000 on behalf of the partners to the Pennsylvania Department of Revenue for withholding taxes for the year ended December 31, 1995. At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: None.

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

                                 Date: August 2, 1996