Form 10QSB
period 1996-09-30
NATIONAL PROPERTY INVESTORS 4
filed 1996-11-06
CIK 318508

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


              For the quarterly period ended September 30, 1996


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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                      NATIONAL PROPERTY INVESTORS 4

                                BALANCE SHEET
                       (in thousands, except unit data)
                                 (Unaudited)
                              September 30, 1996

Assets
Cash and cash equivalents                                                 $  4,790
Escrow deposits                                                                 14
Security deposits and other assets                                           1,508
Investment property:
Land                                                   $    1,980
Buildings and related personal property                    23,225
                                                           25,205
Less accumulated depreciation                             (16,771)           8,434
                                                                          $ 14,746

Liabilities and Partners' Deficit

Accounts payable and accrued expenses                                     $    181
Tenants' security deposits payable                                             418
Mortgage payable                                                            19,300

Partners' Deficit:
Limited partners' (60,005 units issued and
  outstanding)                                         $   (4,836)
General partners'                                            (317)          (5,153)

                                                                          $ 14,746

                      See Notes to Financial Statements

b)                          NATIONAL PROPERTY INVESTORS 4

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                   1996         1995         1996        1995
Revenues:
Rental income                     $  1,504   $   1,515     $   4,512   $  4,526
Other income                            85          81           221        223
  Total revenues                     1,589       1,596         4,733      4,749
Expenses:
Operating                              713         739         2,181      2,123
Interest                               376         384         1,132      1,158
Depreciation                           236         250           702        750
General and
  administrative                        36          45           151        139
  Total expenses                     1,361       1,418         4,166      4,170

Income before
  extraordinary loss                   228         178           567        579
Extraordinary loss on
  extinguishment of debt              (370)         --          (370)        --
Net (loss) income                 $   (142)  $     178     $     197   $    579

Net (loss) income allocated
to general partner (1%)           $     (1)  $       2     $       2   $      6
Net (loss) income allocated
to limited partner (99%)              (141)        176           195        573
Net (loss) income                 $   (142)  $     178     $     197   $    579

Net (loss) income per
 limited partnership unit:
Income (loss) before
 extraordinary loss               $   3.75   $    2.93     $    9.35   $   9.55
Extraordinary loss                   (6.10)         --         (6.10)        --
Net (loss) income per
 limited partnership unit         $  (2.35)  $    2.93     $    3.25   $   9.55


                         See Notes to Financial Statements


c)                          NATIONAL PROPERTY INVESTORS 4

                            STATEMENT OF PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Limited      General      Limited
                                 Partnership   Partners'    Partners'      Total
                                     Units      Deficit      Deficit       Deficit
Original capital contributions     60,005     $      1     $  30,003    $  30,004

Partners' deficit at
 December 31, 1995                 60,005     $   (319)    $  (5,031)   $  (5,350)

Net income for the nine months
 ended September 30, 1996              --            2           195          197

Partners' deficit at
 September 30, 1996                60,005     $   (317)    $  (4,836)   $ ( 5,153)

                       See Notes to Financial Statements

d)                         NATIONAL PROPERTY INVESTORS 4

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                            1996         1995
Cash flows from operating activities:
  Net income                                              $   197    $     579
  Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation                                               702          750
   Amortization of mortgage costs                              35           35
   Extraordinary loss on extinguishment of debt               370           --
Change in account:
   Escrow deposits                                            165          130
   Security deposits and other assets                        (450)        (115)
   Accounts payable and accrued expenses                        2          (19)
   Tenants' security deposits payable                          43           16
Net cash provided by operating activities                   1,064        1,376

Cash flows from investing activities:
   Property improvements and replacements                    (216)         (93)

Net cash used in investing activities                        (216)         (93)

Cash flows from financing activities:
   Mortgage principal payments                               (294)        (270)
   Repayment of mortgage notes payable                    (16,582)          --
   Proceeds from refinancing of debt                       19,300           --
   Loan costs                                                (476)          --
   Debt extinguishment costs                                 (332)          --
Net cash provided by (used in) financing activities         1,616         (270)

Net increase in cash and cash equivalents                   2,464        1,013
Cash and cash equivalents at beginning of period            2,326        1,068

Cash and cash equivalents at end of period               $  4,790    $   2,081

Supplemental information:
  Cash paid for interest                                 $  1,216    $   1,123


                       See Notes to Financial Statements

e)                        NATIONAL PROPERTY INVESTORS 4

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the annual report of National Property Investors 4 (the "Partnership") on Form 10-K for the year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

  The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

  NPI Equity is the managing general partner of the Partnership. NPI Equity is a wholly owned subsidiary of National Property Investors, Inc.("NPI"). On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation and an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

  Upon the Closing, the officers and directors of NPI and NPI Equity resigned and IFGP Corporation caused new officers to be elected to each of those entities.

  The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                        For the Nine Months Ended
                                                                September 30,
                                                            1996             1995
Property management fees (included in operating
  expenses)                                              $233,000       $ 231,000
Reimbursement for services of affiliates (included
  in general and administrative expenses
   and operating expenses)                                129,000         126,000

  During the nine months ended September 30, 1996, the Partnership paid approximately $195,000 to an affiliate of the Managing General Partner for brokerage fees incurred in connection with the September 30, 1996 refinancing of The Village of Pennbrook (see "Note C"). These charges have been capitalized as loan costs and will be amortized over the life of the loan.

  For the period from January 19, 1996 to September 30, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

   Included in operating expenses for the nine months ended September 30, 1995, are insurance premiums of approximately $89,000 which were paid to the Managing General Partner under a master insurance policy arranged by the Managing General Partner.

NOTE C - REFINANCING AND EXTRAORDINARY LOSS

  On September 30, 1996, the Partnership refinanced the mortgage encumbering the Village of Pennbrook on an interim basis. The refinancing replaced indebtedness of $16,691,000, including accrued interest, with a new mortgage in
the amount of $19,300,000.   The mortgage was refinanced at a rate equal to 8%
through October 31, 1996, and a rate equal to 2.5% plus LIBO rate from November 1, 1996, through November 15, 1996. Payments of interest only are due on the first day of each month until the loan matures on November 15, 1996. The Managing General Partner is currently working to secure permanent financing for the property. The Managing General Partner expects to close the permanent financing during the fourth quarter of 1996. Total capitalized loan costs were $476,000. The Partnership paid approximately $332,000 in prepayment premiums and wrote off $38,000 in unamortized loan costs, resulting in an extraordinary loss on early extinguishment of debt in the amount of $370,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Pennsylvania. The average occupancy for the nine month periods ended September 30, 1996 and 1995, was 93% and 95%, respectively. The rental rates and occupancy of the Village of Pennbrook are above the market averages.

  The Partnership's net income for the nine months ended September 30, 1996, was approximately $197,000 which included a net loss of $142,000 for the three months ended September 30, 1996. For the corresponding periods in 1995, the Partnership reported net income of $579,000 and $178,000, respectively. The decrease in net income is primarily attributable to the extraordinary loss on extinguishment of debt of approximately $370,000 as discussed in "Item 1, Note C
- Refinancing and Extraordinary Loss". There are no other substantial changes in revenues or expenses for the nine and three month periods ended September 30, 1996, as compared to the same periods in 1995.

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

  At September 30, 1996, the Partnership had unrestricted cash of $4,790,000 as compared to $2,081,000 at September 30, 1995. Net cash provided by operating activities decreased due to the approximately $300,000 in funds set aside for capital improvements associated with the refinancing of the Partnership's investment property. Net cash used in investing activities increased due to the property replacing a large number of faulty furnaces. Net cash provided by financing activities increased due to the Partnership obtaining new financing on its investment property with a $19,300,000 mortgage, replacing the prior mortgage of $16,582,000. This increases is also due to the Partnership incurring approximately $476,000 in loan costs for the new mortgage and approximately $332,000 in repayment premiums for the prior mortgage.

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

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership has short term mortgage indebtedness of $19,300,000 (see "Item 1, Note C - Refinancing and Extraordinary Loss"). Currently, the Managing General Partner is attempting to secure permanent financing. The permanent financing should be completed during the fourth quarter of 1996. Future cash distributions will depend on the levels of cash generated from operations, a property sale, a property refinancing and the availability of cash reserves. No cash distributions were paid in 1995 or during the first nine months of 1996. The Managing General Partner is currently evaluating the Partnership's cash needs and anticipates making a distribution in the fourth quarter of 1996. During the second quarter of 1996, the Partnership paid $16,000 on behalf of the partners to the Pennsylvania Department of Revenue for withholding taxes for the year ended December 31, 1995.



                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27 Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.



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

                           Date: November 6, 1996