Form 10KSB
period 1996-12-31
NATIONAL PROPERTY INVESTORS 4
filed 1997-03-26
CIK 318508

FORM 10-KSB- ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                    For the transition period from         to

                         Commission file number 0-10412

                         NATIONAL PROPERTY INVESTORS 4
                (Names of small business issuer in its charter)

     California                                                13-3031722
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                                          29602
(Address of principal executive offices)                           (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $6,329,000

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is management's belief that such trading would not exceed $25 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

National Property Investors 4 (the "Partnership") was organized in July 1980, as a California limited partnership. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), a Florida Corporation, is the Managing General Partner. The Managing General Partner is a wholly owned subsidiary of National Property Investors, Inc. ("NPI"). The Partnership operates an apartment complex which was acquired from a non-affiliated seller.

Reference is made to the Prospectus of the Partnership dated January 5, 1981, as supplemented by Supplements dated March 27, 1981, July 7, 1981, October 15, 1981 and October 21, 1981, which have been filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933, as amended, all of which are incorporated herein by reference. The Prospectus was filed as part of the Partnership's Registration Statement pursuant to which 70,000 units of Limited Partnership Interest (the "Units") were registered. The principal business of the Partnership is and has been to acquire, hold for investment and ultimately sell income-producing multi-family residential properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties. The Partnership offered 70,000 Limited Partnership units and sold 60,005 units aggregating $30,002,500.

The net proceeds of this offering were used to acquire seven income-producing real properties. The Partnership's original property portfolio was geographically diversified. The Partnership's acquisition activities were completed in May 1982 and since then the principal activity of the Partnership has been managing its portfolio. Six of the properties were sold prior to 1996. On August 10, 1994, NPI, the then parent company of the Managing General Partner, entered into an agreement with an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") to sell to Apollo up to one-third of the stock of NPI. In addition, Apollo obtained general and limited partnership interests in NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner. NPI-AP is a Delaware limited partnership whose general partner is NPI Property Management Corporation ("NPI Management"), an affiliate of NPI. NPI-Management became the managing general partner of NPI-AP, and assigned its interest in the management contract for the Partnership's properties to the partnership as well as all other properties it manages for partnerships affiliated with the Managing General Partner.

On October 12, 1994, NPI sold one-third of the stock of NPI to Apollo. Apollo was entitled to designate three of the seven directors of the Managing General Partner. In addition, the approval of certain major actions on behalf of the Partnership required the affirmative vote of at least five directors of the Managing General Partner.

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is the sole limited partner of DeForest II and one of the limited partners of DeForest I. DeForest I was formed for the purpose of making tender offers (the "Tender Offers") for limited partnership interests in 12 affiliated limited partnerships. DeForest II was formed for the purpose of making tender offers for limited partnership interests in the Partnership as well as the remaining six partnerships in the National Property Investors Series.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and NPI Equity resigned and an affiliate of Insignia caused new officers and directors of each of those entities to be elected. See "Item 9, Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act".

On January 19, 1996, DeForest II and certain of its affiliates sold a majority of its interest in the Partnership to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Insignia LLC with the Securities and Exchange Commission, Insignia LLC acquired 29,522.73 limited partnership units or approximately 49.9% of the total limited partnership units of the Partnership.

The Partnership is involved in only one industry segment, as described above. The Partnership does not engage in any foreign operations or derive revenues from foreign sources.

There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Non-Managing General Partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. NPI-AP provides day-to-day management services to the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Competition is primarily on the basis of location, rents, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties primarily on the basis of the prices and terms of such transactions.

ITEM 2. DESCRIPTION OF PROPERTY:

      The following table sets forth the Partnership's investment in property:

                         Date of
Property                 Purchase         Type of Ownership             Use
Village of Pennbrook    12/15/81       Fee simple, subject to     Residential rental
 Falls Township,                       first mortgage             722 units
 Pennsylvania

SCHEDULE OF PROPERTY:
(Dollar amounts in
thousands)


                          Carrying   Accumulated                        Federal
Property                    Value   Depreciation     Rate     Method   Tax Basis

Village of Pennbrook      $  25,722  $   17,026   5-27.5 yrs. Straight $3,666
                                                              line

See "Note A" of the financial statements included in "Item 7, Financial Statements" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGE:
(Dollar amounts in thousands)


                                                      Principal   Principal
                         Monthly     Stated             Balance   Balance At
                         Payment    Interest  Maturity   Due At  December 31,
Property              Interest Only   Rate      Date    Maturity     1996

Village of Pennbrook     $   118      7.33%  11/01/03   $19,300    $  19,300

See "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the refinancing of the mortgage encumbering the Village of Pennbrook in the fourth quarter of 1996.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                    Average Annual             Average
                                     Rental Rates             Occupancy
Property                            1996           1995     1996     1995

Village of Pennbrook          $9,026/unit     $8,813/unit   92.8%    94.8%


As noted under "Item 1, Description of Business", the real estate industry is highly competitive. The property of the Partnership is subject to competition from other apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property's lease terms are for one year or less. No tenant leases 10% or more of the available rental space.

Real estate taxes (in thousands) and rates in 1996 for the property were:


                                            1996               1996
                                          Billing               Rate

Village of Pennbrook                       $459                4.25%

ITEM 3. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Limited Partnership Unit holders are entitled to certain distributions as provided in the Partnership Agreement. No market for the Limited Partnership Units exists, nor is any expected to develop.

No special distributions or distributions from operations were made during the years ended December 31, 1996 and 1995. In January 1997, the Partnership distributed $2,870,000 ($47.83 per limited partnership unit) to the limited partners and $10,000 to the general partner from the proceeds from the refinancing of the Village of Pennbrook and from operations. See "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the Partnership's financial ability to make future distributions.

As of December 31, 1996, the approximate number of holders of Limited Partnership Units was 2,100.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1996, was approximately $411,000 versus net income of approximately $692,000 for the year ended December 31, 1995. The decrease in net income can be attributed to the extraordinary loss on extinguishment of debt of $370,000 in 1996 relating to the refinancing of the Partnership's property discussed below. There were no other substantial changes in revenues or expenses for the year ended December 31, 1996, as compared to the year ended December 31, 1995.

Included in operating expense is approximately $150,000 of major repairs and maintenance mainly comprised of repairs for gas furnaces at the Village of Pennbrook Apartments. The Partnership has budgeted approximately $400,000 for replacement of gas furnaces in 1997.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

The Partnership's primary source of cash is from the operations of the property and from financing placed on the property. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt.

The Partnership had unrestricted cash of $4,674,000 at December 31, 1996, versus $2,326,000 at December 31, 1995. The increase in net cash provided by operating activities is attributable to the timing of payments made on trade accounts payable and accrued expenses and funds set aside for capital improvements associated with the refinancing of the Partnership's investment property. Net cash used in investing activities increased due to the property replacing a large number of furnaces. In addition, funds were deposited to a restricted escrow account as required by the terms of the refinancing that occurred in the fourth quarter of 1996, as discussed below. Net cash provided by financing activities increased due to the Partnership obtaining new financing on its investment property resulting in proceeds of $19,300,000 offset by the repayment of the existing mortgage in the amount of $16,582,000. This increase was partially offset by approximately $506,000 in loan costs and approximately $332,000 in prepayment premiums for the prior mortgage.

On November 15, 1996, the Partnership refinanced the mortgage encumbering the Village of Pennbrook. The refinancing replaced indebtedness of $16,691,000, including accrued interest of approximately $109,000, with a new mortgage in the
amount of $19,300,000.   The mortgage was refinanced at a rate equal to 7.33%,
compared to the prior rate of 8.75%. Payments of interest only are due on the first day of each month until the loan matures on November 1, 2003. Total capitalized loan costs were $506,000. The Partnership paid approximately $332,000 in prepayment premiums and wrote off $38,000 in unamortized loan costs, resulting in an extraordinary loss on extinguishment of debt in the amount of approximately $370,000. In January 1997, the excess proceeds from the refinancing where distributed to the limited and general partners (see discussion below).

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,300,000 consists of interest only payments of approximately $118,000 at a stated interest rate of 7.33%, compared to the prior rate of 8.75%. The mortgage matures on November 1, 2003, with the principal balance due at the maturity date. The prior note was scheduled to mature in August 1997. Future cash distributions will depend on the levels of net cash generated from operations, a property sale and the availability of cash reserves. There were no cash distributions in 1996. In January 1997, the Partnership distributed $2,870,000 ($47.83 per limited partnership unit) to the limited partners and $10,000 to the general partners from the proceeds from the refinancing of the Village of Pennbrook and from operations.

ITEM 7.     FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS


  Independent Auditors' Report

  Balance Sheet - December 31, 1996

  Statements of Operations - Years ended December 31, 1996 and 1995

  Statements of Changes in Partners' Deficit - Years ended December 31, 1996 and 1995

  Statements of Cash Flows - Years ended December 31, 1996 and 1995

  Notes to Financial Statements



                          Independent Auditors' Report

To The Partners
National Property Investors 4
Greenville, South Carolina


We have audited the accompanying balance sheet of National Property Investors 4 (a limited partnership) (the "Partnership") as of December 31, 1996, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.
                                               /s/Imowitz Koenig & Co., LLP



New York, New York
February 5, 1997

                         NATIONAL PROPERTY INVESTORS 4

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1996

Assets
Cash and cash equivalents                                     $   4,674
Escrows for taxes                                                    38
Restricted escrows                                                  411
Other assets and deferred costs                                   1,218
Investment properties
Land                                             $   1,980
Buildings and related personal property             23,742
                                                    25,722
Less accumulated depreciation                      (17,026)       8,696

                                                              $  15,037

      Liabilities and Partners' Deficit

Liabilities
Accounts payable and accrued expenses                         $     267
Tenants' security deposits payable                                  409
   Mortgage payable                                              19,300

Partners' Deficit
General partner's                                 $   (315)
Limited partners' (60,005 units issued
and outstanding)                                    (4,624)      (4,939)
                                                              $  15,037

                 See Accompanying Notes to Financial Statements


                         NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                     Years Ended December 31,
                                                      1996          1995
Revenues:
Rental income                                    $     6,005    $   6,020
Other income                                             324          298
     Total revenues                                    6,329        6,318

Expenses:
Operating                                              2,892        2,910
Depreciation                                             957          989
Interest                                               1,517        1,538
General and administrative                               182          189
Total expenses                                         5,548        5,626

Income before extraordinary item                         781          692

Extraordinary loss on
extinguishment of debt                                  (370)          --

Net income                                       $       411    $     692

Net income allocated to general partner (1%)     $         4    $       7
Net income allocated to limited partners (99%)           407          685
Net income                                       $       411    $     692

Net income per limited partnership unit:
Income before extraordinary item                 $     12.88    $   11.42
Extraordinary loss                                     (6.10)          --
Net income                                       $      6.78    $   11.42


                 See Accompanying Notes to Financial Statements

                         NATIONAL PROPERTY INVESTORS 4

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                 Limited
                               Partnership  General    Limited
                                  Units    Partner's  Partners'   Total

Original capital contributions   60,005     $      1   $30,003 $ 30,004

Partners' deficit at
December 31, 1994                60,005     $   (326)  $(5,716)$ (6,042)

Net income for the year
ended December 31,1995               --            7       685      692

Partners' deficit at
December 31, 1995                60,005         (319)   (5,031)  (5,350)

Net income for the year
ended December 31, 1996              --            4       407      411

Partners' deficit at
December 31, 1996                60,005     $   (315)  $(4,624)$ (4,939)

                 See Accompanying Notes to Financial Statements


                         NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                   Years Ended December 31,
                                                       1996        1995
 Cash flows from operating activities:
 Net income                                        $    411    $     692
 Adjustments to reconcile net income to
 net cash provided by operating
 activities:
 Depreciation                                           957         989
 Amortization of mortgage costs                          44          46
 Extraordinary loss on extinguishment
 of debt                                                370          --
 Change in accounts:
 Escrow for taxes                                       141          55
 Other assets and deferred costs                       (139)          3
 Accounts payable and accrued expenses                   88         (12)
 Tenants' security deposits payable                      34          21

 Net cash provided by
 operating activities                                 1,906       1,794

 Cash flows from investing activities:
 Deposits to restricted escrows                        (411)         --
 Property improvements and replacements                (733)       (172)

 Net cash used in
 investing activities                                (1,144)       (172)

 Cash flows from financing activities:
 Mortgage principal payments                           (294)       (364)
 Repayment of mortgage notes payable                (16,582)         --
 Proceeds from refinancing of debt                   19,300          --
 Loan costs                                            (506)         --
 Debt extinguishment costs                             (332)         --
 Net cash provided by (used in)
 financing activities                                 1,586        (364)

 Net increase in cash and cash equivalents            2,348       1,258

 Cash and cash equivalents at beginning of year       2,326       1,068

 Cash and cash equivalents at end of year          $  4,674     $ 2,326

 Supplemental disclosure of cash flow:

 Cash paid for interest                            $  1,479     $ 1,494

               See Accompanying Notes to Financial Statements

                         NATIONAL PROPERTY INVESTORS 4

                         Notes to Financial Statements

                               December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

National Property Investors 4 (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership owns one apartment complex located in Pennsylvania. The Managing General Partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Partnership was organized in July 1980. Capital contributions of $30,002,500 ($500 per unit) were made by the limited partners. In addition, the general partners contributed $1,000.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties:

In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property, ranging from 5 to 27.5 years.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Loan Costs:

Loan costs of $506,000 are included in "Other assets and deferred costs" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1996, accumulated amortization is $9,000. Amortization of loan costs is included in interest expense.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the financial statements of the Partnership.

Fair Value:

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership ("Note C").

Net Income (Loss) Per Weighted Average limited partnership Unit

Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the limited partners by 60,005 units outstanding.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

NPI Equity is the general partner of the Partnership. On January 19, 1996, the stockholders of National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity, sold all of the issued and outstanding shares of NPI to IFGP Corporation ("IFGP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Upon closing, the officers and directors of NPI Equity resigned and IFGP elected new officers and directors. In connection with the sale of the NPI stock to IFGP, DeForest Ventures II, L.P., an entity comprised of the former NPI shareholders and their affiliates, sold the 29,523 limited partnership units owned by it to Insignia LLC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995 (in thousands):

                                                            Years Ended
                                                             December 31,
                                                         1996         1995
Property management fees (included in operating
  expenses)                                              $  311     $ 307
Reimbursement for services of affiliates (included
  in general and administrative expenses
  and operating expenses)                                   147       172

In addition to the amounts shown above, the Partnership paid approximately $195,000 to an affiliate of the Managing General Partner for brokerage fees incurred in connection with the refinancing of the Village of Pennbrook (see "Note E") during the year ended December 31, 1996. These charges have been capitalized as loan costs and will be amortized over the life of the loan.

The Managing General Partner is entitled to receive 1% of adjusted cash from operations and an allocation of 1% of the net income (loss) of the Partnership.

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the year ended December 31, 1995, are insurance premiums of approximately $119,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series ("NPI Partnerships"). The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 265 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (1) the removal of the managing general partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.


NOTE C - MORTGAGE PAYABLE
(Dollar amounts in thousands)

The principal terms of the mortgage payable are as follows:


                       Monthly                     Principal  Principal
                       Payment   Stated             Balance   Balance At
                       Interest Interest Maturity   Due At   December 31,
Property                 Only     Rate     Date    Maturity      1996

Village of Pennbrook     $ 118    7.33%  11/01/03  $19,300     $19,300


The mortgage payable has interest only payments with a balloon payment due in 2003.

Refer to "Note E" for discussion of the property's mortgage refinancing and related extraordinary loss.

NOTE D - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(Dollar amounts in thousands)


                                              Initial Cost
                                             To Partnership
                                                                     Cost
                                                    Buildings     Capitalized
                                                   and Related     (Removed)
                                                     Personal    Subsequent to
      Description        Encumbrances     Land       Property     Acquisition

Village of Pennbrook      $19,300     $   1,972   $   18,245      $ 5,505
 Falls Township,
  Pennsylvania

                       Gross Amount at Which Carried
                             At December 31, 1996
                              Buildings             Accum-            Depre-
                             And Related             lated     Date   ciable
                               Personal             Depre-    Acqu-   Life-
    Description       Land     Property    Total    ciation    ired   Years

Village of Pennbrook $ 1,980 $    23,742 $25,722  $   17,026  12/81   5-27.5
  Falls Township,
    Pennsylvania

NOTE D - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION - CONTINUED

Reconciliation of Investment Property and Accumulated Depreciation:

                                                     December 31,
                                                 1996           1995
Investment Property

Balance at beginning of year                $   24,989        $  24,817
Property improvements                              733              172

Balance at end of year                      $   25,722        $  24,989

                                                       December 31,
                                                   1996            1995

Accumulated Depreciation

Balance at beginning of year                $   16,069       $    15,080
Additions charged to expense                       957               989

Balance at end of year                      $   17,026       $    16,069

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $25,166,000 and $24,420,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $21,500,000 and $20,508,000, respectively.

NOTE E - REFINANCING AND EXTRAORDINARY LOSS

On November 15, 1996, the Partnership refinanced the mortgage encumbering the Village of Pennbrook. The refinancing replaced indebtedness of $16,691,000, including accrued interest of approximately $109,000, with a new mortgage in the
amount of $19,300,000.   The mortgage was refinanced at a rate equal to 7.33%,
compared to the prior rate of 8.75%. Payments of interest only are due on the first day of each month until the loan matures on November 1, 2003. Total capitalized loan costs were $506,000. The Partnership paid approximately $332,000 in prepayment premiums and wrote off $38,000 in unamortized loan costs, resulting in an extraordinary loss on extinguishment of debt in the amount of approximately $370,000. Refer to "Note C" for principal terms of the mortgage payable.

NOTE F - SUBSEQUENT EVENT

In January 1997, the Partnership distributed $2,870,000 ($47.83 per limited partnership unit) to the limited partners and $10,000 to the general partners from the proceeds from the refinancing of the Village of Pennbrook and from operations.


NOTE G - INCOME TAXES

Differences between the net income as reported and Federal taxable income result primarily from (1) depreciation over different methods and lives and on differing cost basis, and (2) change in rental income received in advance. The following is a reconciliation of reported net income and Federal taxable income:


                                             Years Ended December 31,
                                               1996           1995
                                        (in thousands, except unit data)

Net income as reported                     $   411         $   692
Add (deduct):
Depreciation differences                       (36)            (30)
Prepaid rent                                    35              --
Miscellaneous                                   15               6

Federal taxable income                     $   425         $   668

Federal taxable income
per limited partnership unit               $  7.01         $ 11.04

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit (in thousands):


                                                    1996
       Partners' deficit as reported          $    (4,939)
       Land and buildings                            (556)
       Accumulated depreciation                    (4,474)
       Syndication and distribution costs           3,375
       Prepaid rent                                    35
       Other                                            2

       Partners' deficit - Federal tax basis  $    (6,557)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Partnership has no officers or directors. NPI Equity, the Managing General Partner, manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. NPI Equity is a wholly owned subsidiary of NPI. NPI Equity and its affiliates also control, or act as, the managing general partner of 28 other public limited partnerships. All of these partnerships are engaged in the acquisition, leasing and disposition of real estate. As of December 31, 1996, the names, ages and positions held by executive officers and directors of NPI Equity are as follows:

    Name                                 Age         Position

    William H. Jarrard, Jr.              50          President and Director

    Ronald Uretta                        40          Vice President, Chief
                                                     Operating Officer and
                                                     Treasurer

    John K. Lines                        37          Vice President and
                                                     Secretary

    Kelley M. Buechler                   39          Assistant Secretary


William H. Jarrard, Jr. has been President and Director of the Managing General Partner since January 1996 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 to January 1996. During the five years prior to joining Insignia in 1991, he served in similar capacities for U. S. Shelter.

Ronald Uretta has been Insignia's Chief Operating Officer since August 1996. From January 1992 to August 1996, Mr. Uretta was Insignia's Chief Financial Officer. Mr. Uretta was Insignia's Secretary from January 1992 to June 1994. From May 1988 until September 1990, Mr. Uretta was a self-employed financial consultant. From January 1978 until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

John K. Lines, Esq. has been Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the Managing General Partner. Ms. Buechler has been Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities for U.
S. Shelter.

No family relationships exist among any of the officers or directors of the Managing General Partner.


ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or renumeration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12, Certain Relationships and Related Transactions" below, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of NPI Equity's directors and by all directors and executive officers of NPI Equity as a group as of December 31, 1996.

            Name and address of           Amount and nature of
            Beneficial Owner              Beneficial Owner          % of Class

          Insignia Properties, LP            26,664.46                44.4%
          One Insignia Financial Plaza
          Greenville, SC 29602

          DeForest Ventures II               5,750.54                  9.6

          All directors and executive
          officers as a group                   --                      --


There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of NPI Equity.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), is the general partner of the Partnership. On January 19, 1996, the stockholders of National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity, sold all of the issued and outstanding shares of NPI to IFGP Corporation ("IFGP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Upon closing, the officers and directors of NPI Equity resigned and IFGP elected new officers and directors. In connection with the sale of the NPI stock to IFGP, DeForest Ventures II, L.P. sold the 29,523 limited partnership units owned by it to Insignia LLC, an entity comprised of the former NPI shareholders and their affiliates. (See "Item 11, Security Ownership of Certain Beneficial Owners and Management.")


The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995 (in thousands):

                                                             Years Ended
                                                              December 31,
                                                          1996          1995

Property management fees (included in operating
  expenses)                                              $  311        $ 307
Reimbursement for services of affiliates (included
  in general and administrative expenses
  and operating expenses)                                   147          172


In addition to the amounts shown above, the Partnership paid approximately $195,000 to an affiliate of the Managing General Partner for brokerage fees incurred in connection with the refinancing of the Village of Pennbrook during the year ended December 31, 1996. These charges have been capitalized as loan costs and will be amortized over the life of the loan.

The Managing General Partner is entitled to receive 1% of the adjusted cash from operations and an allocation of 1% of the net income (loss) of the Partnership.

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the year ended December 31, 1995, are insurance premiums of approximately $119,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series ("NPI Partnerships"). The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 265 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (1) the removal of the managing general partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or: (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

As a result of its ownership of 26,664 limited partnership units, Insignia Properties, LP could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties, LP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest II, from whom Insignia Properties, LP acquired its Units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by upon tendering units holders. Except for the foregoing, no other limitations are imposed on Insignia Properties, LP's right to vote each Unit acquired.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   See Exhibit Index contained herein.
(b)   Reports on Form 8-K filed during the fourth quarter of 1996: None.
(c)   Exhibit 27, Financial Data Schedule.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           NATIONAL PROPERTY INVESTORS 4

                           By:   NPI EQUITY INVESTMENTS, INC.,
                                 Managing General Partner

                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                         Date:   March 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Title               Title                    Date

/s/William H. Jarrard, Jr.    President and            March 26, 1997
William H. Jarrard, Jr.       Director

/s/Ronald Uretta              Vice President           March 26, 1997
Ronald Uretta                 and Treasurer


                         NATIONAL PROPERTY INVESTORS 4
                                 EXHIBIT INDEX



   Exhibit Number                          Description of Exhibit

      2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

      2.2 Partnership Units Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

      2.3 Management Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

      2.5 Master Indemnity Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

      3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and as thereafter supplemented contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-79007).

      10.1 Agreement to Purchase Village of Pennbrook Apartments dated November 25, 1981 between the Partnership and SB Partners, incorporated by reference to the Exhibits to the Partnership's Current Report on Form 8-K dated November 25, 1981.

      10.4 Property Management Agreement dated June 21, 1991, by and between the Partnership and NPI Management incorporated by reference to Exhibit 10.4 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

      10.5 Multifamily Note dated September 30, 1996, by and between the Partnership and Lehman Brothers Holding, Inc. for the Village of Pennbrook.

      10.6 Multifamily Note dated November 1, 1996, by and between the Partnership and Lehman Brothers Holdings, Inc. for the Village of Pennbrook.