Form 10QSB
period 1997-03-31
NATIONAL PROPERTY INVESTORS 4
filed 1997-05-08
CIK 318508

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


                For the quarterly period ended March 31, 1997


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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                      NATIONAL PROPERTY INVESTORS 4

                                BALANCE SHEET
                                 (Unaudited)
                        (in thousands, except unit data)

                                  March 31, 1997

Assets
  Cash and cash equivalents                                              $   2,124
  Receivable and deposits                                                    1,080
  Other assets                                                                 613
  Investment property:
    Land                                               $    1,980
    Building and related personal property                 23,818
                                                           25,798
Accumulated depreciation                                  (17,260)           8,538

                                                                         $  12,355
Liabilities and Partners' Deficit

  Accounts payable                                                       $      22
  Tenants' security deposits payable                                           410
  Accrued property taxes                                                        27
  Other liabilities                                                            173
  Notes payable                                                             19,300

Partners' Deficit:
  Limited partners' (60,005 units issued and
    outstanding)                                       $   (7,254)
  General partner's                                          (323)         (7,577)

                                                                         $ 12,355

                      See Notes to Financial Statements

b)                          NATIONAL PROPERTY INVESTORS 4

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                                   Three Months Ended
                                                          Ended
                                                       March 31,
                                                     1997        1996
Revenues:
  Rental income                                   $  1,513    $  1,507
  Other income                                          70          56
     Total revenues                                  1,583       1,563
Expenses:
  Operating                                            602         758
  Interest                                             372         380
  Depreciation                                         234         231
  General and administrative                           129          53
     Total expenses                                  1,337       1,422

Net income                                        $    246    $    141

Net income allocated to general partner (1%)      $      2    $      1
Net income allocated to limited partner (99%)          244         140

Net income                                        $    246    $    141

Net income per limited partnership unit           $   4.07    $   2.33

Distribution per limited partnership unit         $  47.90    $     --

                        See Notes to Financial Statements

c)                          NATIONAL PROPERTY INVESTORS 4

                      STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Limited      General        Limited
                                 Partnership   Partner's      Partners'        Total
                                    Units       Deficit        Deficit        Deficit
Original capital contributions     60,005     $      1      $  30,003      $  30,004

Partners' deficit at
 December 31, 1996                 60,005     $   (315)     $  (4,624)     $  (4,939)

Net income for the three
 months ended March 31, 1997           --            2            244            246

Distribution to partners               --          (10)        (2,874)        (2,884)

Partners' deficit at
 March 31, 1997                    60,005     $   (323)     $  (7,254)     $ ( 7,577)

                       See Notes to Financial Statements

d)                         NATIONAL PROPERTY INVESTORS 4

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                             Three Months Ended
                                                                   March 31,
                                                             1997            1996
Cash flows from operating activities:
  Net income                                              $   246       $    141
  Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation                                               234            231
   Amortization of loan costs                                  18             12
   Change in account:
      Receivables and deposits                                (77)          (185)
      Other assets                                             99            138
      Accounts payable                                        (66)           104
      Tenant security deposit payable                           1             26
      Accrued property taxes                                   27             --
      Other liabilities                                        (6)           340
          Net cash provided by operating activities           476            807

Cash flows from investing activities:
   Deposits to restricted escrows                             (47)            --
   Property improvements and replacements                     (76)           (23)

          Net cash used in investing activities              (123)           (23)

Cash flows from financing activities:
   Repayment of notes payable                                  --            (96)
   Loan costs                                                 (19)            --
   Distribution to partners                                (2,884)            --
          Net cash used in financing activities            (2,903)           (96)

Net (decrease) increase in cash and cash equivalents       (2,550)           688

Cash and cash equivalents at beginning of period            4,674          2,326

Cash and cash equivalents at end of period               $  2,124       $  3,014

Supplemental information:
  Cash paid for interest                                 $    354       $    368

                       See Notes to Financial Statements

                         NATIONAL PROPERTY INVESTORS 4

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the annual report of National Property Investors 4 (the "Partnership") on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of NPI Equity and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense during the three month periods ended March 31, 1997 and 1996 (dollar amounts in thousands):


                                                     For the Three Months Ended
                                                                March 31,
                                                         1997             1996
Property management fees (included in operating
  expenses)                                              $ 78             $ 77
Reimbursement for services of affiliates, including
   approximately $34,000 of construction services
   reimbursements in 1997 (included in investment
   property, general and administrative expenses
   and operating expenses)
                                                           56               49

For services relating to the administration of the Partnership and operation of Partnership property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner is entitled to receive $100,000 in 1997. This fee was paid in January 1997.

From January 19, 1996 through March 31, 1997, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - DISTRIBUTION TO PARTNERS

In January 1997, the Partnership distributed $2,874,000 ($47.90 per limited partnership unit) to the limited partners and $10,000 to the general partner from the proceeds from the refinancing of the Village of Pennbrook and from operations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex, the Village of Pennbrook Apartments, located in Pennsylvania. The average occupancy for the three month periods ended March 31, 1997 and 1996, was 93% and 92% respectively. The rental rates and occupancy of the Village of Pennbrook are above the current market averages.

The Partnership's net income for the three months ended March 31, 1997, was approximately $246,000. For the corresponding period in 1996, the Partnership reported net income of approximately $141,000. The increase in net income is primarily due to an increase in other income and a decrease in operating expenses. The increase in other income is primarily due to an increase in interest income and tenant charges such as late fees and pet fees. The decrease in operating expenses is primarily due to a decrease in utilities and snow removal as a result of less severe winter weather in 1997 versus 1996 and due to expenses in 1996 for the repair of heaters. These reductions in expenses were partially offset by an increase in general and administrative expenses. This increase is due to a $100,000 reimbursement that was paid to the Managing General Partner in accordance with the partnership agreement at the time of the distribution to partners as discussed in "Item 1. Note B - Transactions with Affiliated Parties". For the three month period ended March 31, 1997, the amount expended for major repairs and maintenance, included in operating expense is not significant. For the three month period ended March 31, 1996, the amount expended for major repairs and maintenance was approximately $46,000 used primarily for the repairs of heaters.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $2,124,000 as compared to approximately $3,014,000 at March 31, 1996. Net cash provided by operating activities decreased due to the timing of payments of other liabilities. Net cash used in investing activities increased due to deposits made into restricted escrows, which were established in the fourth quarter of 1996, and an increase in property improvements. Net cash used in financing activities increased due to a distribution of approximately $2,884,000 made to the partners as discussed in "Item 1. Note C - Distribution to Partners".

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,300,000 consists of interest only payments of approximately $118,000, at a stated interest rate of 7.33%. The mortgage matures on November 1, 2003, with the principal balance due at the maturity date. In January 1997, the Partnership distributed $2,874,000 ($47.90 per limited partnership unit) to the limited partners and $10,000 to the general partner from the proceeds from the refinancing of the Village of Pennbrook and from operations. No cash distributions were paid in 1996. Future cash distributions will depend on the levels of cash generated from operations, a property sale, a property refinancing and the availability of cash reserves.


                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27 Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K: None filed during the quarter ended March 31, 1997.


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



                           NATIONAL PROPERTY INVESTORS 4


                           By:  NPI EQUITY INVESTMENTS, INC.
                                Managing General Partner

                                /s/William H. Jarrard, Jr.
                                William H. Jarrard, JR.
                                President and Director


                                /s/Ronald Uretta
                                Ronald Uretta
                                Vice President and Treasurer

                           Date: May 8, 1997