Form 10QSB
period 1997-06-30
NATIONAL PROPERTY INVESTORS 4
filed 1997-07-30
CIK 318508

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


                 For the quarterly period ended June 30, 1997


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from.........to.........


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
                                  (Unaudited)

                                 June 30, 1997


Assets
  Cash and cash equivalents                                        $  2,308
  Receivable and deposits                                             1,398
  Other assets                                                          578
  Investment property:
    Land                                            $  1,980
    Buildings and related personal property           23,856
                                                      25,836
    Less accumulated depreciation                    (17,495)         8,341

                                                                   $ 12,625

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                 $     67
  Tenant security deposits payable                                      403
  Other liabilities                                                     178
  Mortgage note payable                                              19,300

Partners' Deficit
  Limited partners' (60,005 units issued
    and outstanding)                                $ (7,003)
  General partner's                                     (320)        (7,323)

                                                                   $ 12,625

                See Accompanying Notes to Financial Statements

b)                          NATIONAL PROPERTY INVESTORS 4

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Three Months Ended            Six Months Ended
                                        June 30,                      June 30,
                                   1997           1996          1997           1996
Revenues:
  Rental income                  $ 1,567        $ 1,501       $ 3,080        $ 3,008
  Other income                        79             80           149            136
    Total revenues                 1,646          1,581         3,229          3,144
Expenses:
  Operating                          715            710         1,317          1,468
  Interest                           372            376           744            756
  Depreciation                       235            235           469            466
  General and administrative          70             62           199            115
    Total expenses                 1,392          1,383         2,729          2,805

Net income                       $   254        $   198       $   500        $   339

Net income allocated to
 general partner (1%)            $     3        $     2       $     5        $     3
Net income allocated to
 limited partners (99%)              251            196           495            336
                                 $   254        $   198       $   500        $   339
Net income per limited
 partnership unit                $  4.18        $  3.27       $  8.25        $  5.60

Distribution per limited
 partnership unit                $    --        $    --       $ 47.90        $    --

                 See Accompanying Notes to Financial Statements

c)                          NATIONAL PROPERTY INVESTORS 4

                      STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Limited
                                 Partnership     General        Limited
                                    Units        Partner's      Partners'      Total
Original capital contributions     60,005        $     1       $ 30,003       $ 30,004

Partners' deficit at
 December 31, 1996                 60,005        $  (315)      $ (4,624)      $ (4,939)

Net income for the six
 months ended June 30, 1997            --              5            495            500

Distribution to partners               --            (10)        (2,874)        (2,884)

Partners' deficit at
 June 30, 1997                     60,005        $  (320)      $ (7,003)      $ (7,323)

                    See Accompanying Notes to Financial Statements

d)                         NATIONAL PROPERTY INVESTORS 4

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                           Six Months Ended
                                                               June 30,
                                                         1997            1996
Cash flows from operating activities:
  Net income                                            $  500          $  339
  Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation                                            469             466
   Amortization of loan costs                               37              23
   Change in account:
     Receivables and deposits                             (348)           (205)
     Other assets                                          115              94
     Accounts payable                                      (21)             47
     Tenant security deposit payable                        (6)             28
     Other liabilities                                      (1)            347

       Net cash provided by operating activities           745           1,139

Cash flows from investing activities:
   Deposits to restricted escrows                          (94)             --
   Property improvements and replacements                 (114)            (79)

       Net cash used in investing activities              (208)            (79)

Cash flows from financing activities:
   Mortgage principal payments                              --            (194)
   Loan costs                                              (19)             --
   Distribution to partners                             (2,884)             --

       Net cash used in financing activities            (2,903)           (194)

Net (decrease) increase in cash and cash equivalents    (2,366)            866

Cash and cash equivalents at beginning of period         4,674           2,326

Cash and cash equivalents at end of period             $ 2,308          $3,192

Supplemental information:
  Cash paid for interest                               $   707          $  733

                   See Accompanying Notes to Financial Statements

e)                          NATIONAL PROPERTY INVESTORS 4

                            NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the six month periods ended June 30, 1997 and 1996 (in thousands):

                                                            For the Six Months Ended
                                                                    June 30,
                                                              1997           1996
Property management fees (included in operating
  expenses)                                                   $158           $155
Reimbursement for services of affiliates (included
  in general and administrative expenses and
  operating expenses)                                          167            102

For services relating to the administration of the Partnership and operation of Partnership property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner is entitled to receive $100,000 in 1997. This reimbursement was paid in January 1997, and is included in reimbursement for services of affiliates for the six months ended June 30, 1997.

For the period from January 19, 1996 to June 30, 1997, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner, acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - DISTRIBUTION TO PARTNERS

In January 1997, the Partnership distributed approximately $2,874,000 ($47.90 per limited partnership unit) to the limited partners and approximately $10,000 to the General Partner from the proceeds from the refinancing of the Village of Pennbrook and from operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy for the six month periods ended June 30, 1997 and 1996, was 94% and 93%, respectively.

The Partnership's net income for the six months ended June 30, 1997, was approximately $500,000, of which $254,000 was for the three months ended June 30, 1997, versus $339,000 and $198,000, respectively, for the corresponding periods of 1996. The increase in net income for the six month period is primarily due to an increase in rental income and a decrease in operating expenses. The increase in rental income is primarily due to an increase in average rental rates at the Village of Pennbrook in 1997. The decrease in operating expenses for the six month period is primarily due to a decrease in snow removal as a result of less severe winter weather in 1997 versus 1996 and due to expenses in 1996 for the repair of heaters. Included in operating expense for the six month period ended June 30, 1997, was approximately $27,000 for major repairs and maintenance comprised primarily of major landscaping. For the six month period ended June 30, 1996, the amount expended for major repairs and maintenance was approximately $99,000 used primarily for the repairs of heaters. These reductions in expenses were partially offset by an increase in general and administrative expenses. This increase is due to a $100,000 reimbursement that was paid to the Managing General Partner in accordance with the partnership agreement at the time of the distribution to partners as discussed in "Item 1. Note B - Transactions with Affiliates Parties".

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

At June 30, 1997, the Partnership had unrestricted cash of approximately $2,308,000 as compared to approximately $3,192,000 at June 30, 1996. Net cash provided by operating activities decreased due to the timing of collections of receivables and payments of other liabilities. Net cash used in investing activities increased due to deposits made into restricted escrows, which were established in the fourth quarter of 1996, and an increase in property improvements and replacements. Net cash used in financing activities increased due to a distribution of approximately $2,884,000 made to the partners as discussed in "Item 1. Note C - Distribution to Partners".

The Managing General Partner has made available to the Partnership a $300,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,300,000 consists of interest only payments of approximately $118,000, at a stated interest rate of 7.33%. The mortgage matures on November 1, 2003, with the principal balance due at the maturity date. In January 1997, the Partnership distributed approximately $2,874,000 ($47.90 per limited partnership unit) to the limited partners and approximately $10,000 to the general partner from the proceeds from the refinancing of the Village of Pennbrook and from operations. No cash distributions were paid in 1996. Future cash distributions will depend on the levels of cash generated from operations, a property sale, a property refinancing and the availability of cash reserves.



                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: None filed during the quarter ended June 30, 1997.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NATIONAL PROPERTY INVESTORS 4


                           By:   NPI EQUITY INVESTMENTS, INC.
                                 Its Managing General Partner

                                 /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                                 /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                           Date: July 30, 1997