Form 10QSB
period 1997-09-30
NATIONAL PROPERTY INVESTORS 4
filed 1997-11-04
CIK 318508

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


              For the quarterly period ended September 30, 1997


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
                                  (Unaudited)

                              September 30, 1997



Assets
  Cash and cash equivalents                                       $  2,848
  Receivable and deposits                                            1,097
  Other assets                                                         796
  Investment property:
    Land                                           $  1,980
    Buildings and related personal property          23,913
                                                     25,893
    Less accumulated depreciation                   (17,733)         8,160

                                                                  $ 12,901

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                $     28
  Tenant security deposits payable                                     413
  Other liabilities                                                    199
  Mortgage note payable                                             19,300

Partners' Deficit
  Limited partners' (60,005 units issued
    and outstanding)                               $ (6,722)
  General partner's                                    (317)        (7,039)

                                                                  $ 12,901

                 See Accompanying Notes to Financial Statements

b)                          NATIONAL PROPERTY INVESTORS 4

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Three Months Ended            Nine Months Ended
                                      September 30,                September 30,
                                   1997           1996          1997           1996
Revenues:
  Rental income                  $ 1,596        $ 1,504       $ 4,676        $ 4,512
  Other income                       116             85           265            221
    Total revenues                 1,712          1,589         4,941          4,733

Expenses:
  Operating                          770            713         2,087          2,181
  Interest                           370            376         1,114          1,132
  Depreciation                       238            236           707            702
  General and administrative          50             36           249            151
    Total expenses                 1,428          1,361         4,157          4,166

Income before extraordinary
  loss                               284            228           784            567
Extraordinary loss on early
  extinguishment of debt              --           (370)           --           (370)
Net income (loss)                $   284        $  (142)      $   784        $   197

Net income (loss) allocated
 to general partner (1%)         $     3        $    (1)      $     8        $     2
Net income (loss) allocated
 to limited partners (99%)           281           (141)          776            195
                                 $   284        $  (142)      $   784        $   197
Net income (loss) for
 limited partnership unit:
   Income before
   extraordinary loss               4.68        $  3.75       $ 12.93        $  9.35
   Extraordinary loss                 --          (6.10)           --          (6.10)

Net income (loss) income per
 limited partnership unit        $  4.68        $ (2.35)      $ 12.93        $  3.25

Distribution per limited
 partnership unit                $    --        $    --       $ 47.90        $    --

                 See Accompanying Notes to Financial Statements

c)                          NATIONAL PROPERTY INVESTORS 4
                      STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                       Limited
                                     Partnership     General        Limited
                                         Units       Partner's      Partners'        Total
Original capital contributions         60,005        $     1       $ 30,003       $ 30,004

Partners' deficit at
 December 31, 1996                     60,005        $  (315)      $ (4,624)      $ (4,939)

Net income for the nine
 months ended September 30, 1997           --              8            776            784

Distribution to partners                   --            (10)        (2,874)        (2,884)

Partners' deficit at
 September 30, 1997                    60,005        $  (317)      $ (6,722)      $ (7,039)

                    See Accompanying Notes to Financial Statements

d)                         NATIONAL PROPERTY INVESTORS 4

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                              1997           1996
Cash flows from operating activities:
  Net income                                                $   784       $    197
  Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation                                                 707            702
   Amortization of loan costs                                    53             35
   Extraordinary loss on early extinguishment of debt            --            370
   Change in accounts:
     Receivables and deposits                                   (11)           125
     Other assets                                              (119)           (93)
     Accounts payable                                           (60)           (36)
     Tenant security deposits payable                             4             43
     Other liabilities                                           20             38

       Net cash provided by operating activities              1,378          1,381

Cash flows from investing activities:
   Deposits to restricted escrows                              (157)          (317)
   Withdrawals from restricted escrows                           27             --
   Property improvements and replacements                      (171)          (216)

       Net cash used in investing activities                   (301)          (533)

Cash flows from financing activities:
   Mortgage principal payments                                   --           (294)
   Repayment of mortgage note payable                            --        (16,582)
   Proceeds from refinancing of debt                             --         19,300
   Loan costs                                                   (19)          (476)
   Debt extinguishment costs                                     --           (332)
   Distribution to partners                                  (2,884)            --

       Net cash (used in) provided by
          financing activities                               (2,903)         1,616

Net (decrease) increase in cash and cash equivalents         (1,826)         2,464

Cash and cash equivalents at beginning of period              4,674          2,326

Cash and cash equivalents at end of period                 $  2,848       $  4,790

Supplemental information:
  Cash paid for interest                                   $  1,061       $  1,216

                   See Accompanying Notes to Financial Statements

e)                          NATIONAL PROPERTY INVESTORS 4

                            NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of NPI Equity and National Property Investors, Inc. ("NPI"), the sole stockholder of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the nine month periods ended September 30, 1997 and 1996 (in thousands):

                                                         For the Nine Months Ended
                                                                 September 30,
                                                              1997           1996
Property management fees (included in operating
  expenses)                                                   $240           $233
Reimbursement for services of affiliates, including
  $34,000 and $5,000 in construction services
  reimbursements in 1997 and 1996, respectively
  (included in investment property and operating
  and general and administrative expenses)                     235            129

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner is entitled to receive $100,000 in 1997. This reimbursement was paid in January 1997, and is included in reimbursement for services of affiliates for the nine months ended September 30, 1997.

For the period from January 19, 1996 to August 31, 1997, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner, acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 16,000 of the outstanding units of limited partnership interest in the Partnership, at $180.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.

NOTE C - DISTRIBUTION TO PARTNERS

In January 1997, the Partnership distributed approximately $2,874,000 ($47.90 per limited partnership unit) to the limited partners and approximately $10,000 to the Managing General Partner from the proceeds from the refinancing of the Village of Pennbrook and from operations.

NOTE D - REFINANCING AND EXTRAORDINARY LOSS

On September 30, 1996, the Partnership refinanced the mortgage encumbering the Village of Pennbrook on an interim basis. The mortgage was refinanced into a short-term temporary loan at 8% interest. During the fourth quarter of 1996, the Partnership entered into permanent financing effective November 1, 1996, with an interest rate equal to 7.33%. Interest on the old mortgage was 8.25%. The refinancing replaced indebtedness of $16,691,000, including accrued interest, with a new mortgage in the amount of $19,300,000. Payments of interest only are due on the first day of each month until the loan matures on November 1, 2003. Total capitalized loan costs were approximately $476,000 at September 30, 1996. The Partnership paid approximately $332,000 in prepayment premiums and wrote off approximately $38,000 in unamortized loan costs, resulting in an extraordinary loss on early extinguishment of debt in the amount of approximately $370,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy for the nine month periods ended September 30, 1997 and 1996, was 95% and 93%, respectively.

The Partnership's net income for the nine months ended September 30, 1997, was approximately $784,000, of which $284,000 was for the three months ended September 30, 1997. The Partnership's net income for the nine months ended September 30, 1996, was approximately $197,000 which included a net loss of $142,000 for the three months ended September 30, 1996. The increase in net income for the three and nine month periods is primarily attributable to the 1996 extraordinary loss on early extinguishment of debt of approximately $370,000 as discussed in "Item 1, Note D - Refinancing and Extraordinary Loss." In addition, net income increased due to increases in rental and other income. The increase in rental income is due to an increase in average rental rates and occupancy at the Village of Pennbrook in 1997. The increase in other income is primarily due to an increase in corporate units, lease cancellation fees, and interest income on restricted escrows. The increase in general and administrative expenses for the nine month period is primarily due to a $100,000 reimbursement that was paid to the Managing General Partner in accordance with the partnership agreement at the time of the distribution to partners, as discussed in "Item 1. Note B - Transactions with Affiliated Parties." Included in operating expense for the nine month period ended September 30, 1997, was approximately $113,000 for major repairs and maintenance comprised primarily of major landscaping and exterior painting. For the nine month period ended September 30, 1996, the amount expended for major repairs and maintenance was approximately $134,000 used primarily for the repair of heaters.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $2,848,000 as compared to approximately $4,790,000 at September 30, 1996. Net cash provided by operating activities remained relatively stable. Net cash used in investing activities decreased due to a decrease in deposits made into restricted escrows, which were established in the third quarter of 1996, and a decrease in property improvements and replacements. Net cash used in financing activities increased due to a distribution of approximately $2,884,000 made to the partners as discussed in "Item 1. Note C - Distribution to Partners". Also contributing to the change in the net cash used in financing activities was net proceeds received from the mortgage refinancing in 1996.

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

On August 28, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 16,000 of the outstanding units of limited partnership interest in the Partnership, at $180.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.


                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In August 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partner interests in six real estate limited partnerships including the Partnership (collectively, the "Tender Partnerships"), in which various Insignia affiliates act as general partner. On September 5, 1997, a partnership claiming to be a holder of limited partnership units in one of the Tender Partnerships, filed a complaint with respect to a putative class action in the

Court of Chancery in the State of Delaware in and for New Castle County (the "City Partnerships complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates) in connection with the tender offers. Neither the Partnership nor the Managing General Partner were named as defendants in the action. The City Partnerships complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and coerced the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The plaintiffs also allege that the defendants breached an alleged duty to provide an independent analysis of the fair market value of the limited partnership units, failed to appoint a disinterested committee to review the tender offer and did not adequately consider other alternatives available to the limited partners.

On September 8, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of San Mateo (the "Kline complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Kline complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control over the Tender Partnerships at substantially lower prices than the units are worth. On September 24, 1997, the court denied the plaintiffs' application for a temporary restraining order and their request for preliminary injunctive relief preventing the completion of the tender offers.

On September 10, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of Alameda (the "Heller complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Heller complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control of the Tender Partnerships at substantially lower prices than the units are worth. The Plaintiffs also allege that the defendants breached an alleged duty to retain an independent advisor to consider alternatives to the tender offers.

The Managing General Partner believes that the allegations contained in the City Partnerships, Kline and Heller complaints are without merit and intends to vigorously contest each of those complaints to which it and the Partnership have been named as defendants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: None filed during the quarter ended September 30, 1997.


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

                           Date: November 4, 1997