Form 10KSB
period 1997-12-31
NATIONAL PROPERTY INVESTORS 4
filed 1998-03-13
CIK 318508

NATIONAL PROPERTY INVESTORS 4
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from         to

                         Commission file number 0-10412

                         NATIONAL PROPERTY INVESTORS 4
                 (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $6,646,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE




                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

National Property Investors 4 (the "Partnership") was organized in July 1980, as a California limited partnership. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), a Florida Corporation, is the Managing General Partner. The Managing General Partner was a wholly owned subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of the Managing General Partner.
The Partnership operates an apartment complex which was acquired from a non-affiliated seller.

The principal business of the Partnership is and has been to acquire, hold for investment and ultimately sell income-producing multi-family residential properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties. In 1981, the Partnership offered, pursuant to a registration statement filed with the Securities Exchange Commission, 70,000 Limited Partnership units (the "Units") and sold 60,005 units aggregating $30,002,500. The net proceeds of this offering were used to acquire seven income-producing real properties. The Partnership's original property portfolio was geographically diversified. The Partnership's acquisition activities were completed in May 1982 and since then the principal activity of the Partnership has been managing its portfolio. Six of the properties were sold prior to 1997.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of NPI Equity and NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI. See "Item 9.".

On January 19, 1996, DeForest Ventures II, L.P., the entity which tendered for Units in the Partnership in 1994 and 1995, and certain of its affiliates sold the Units then held by them (26,664.46 Units representing 44.4% of the total outstanding Units at such time) to an affiliate of Insignia. As a result, Insignia Properties, LP is in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties, LP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Capital II, L.P. from whom Insignia Properties, LP acquired its Units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia Properties, LP's ability to influence voting decisions with respect to the Partnership. In addition to the foregoing Units, on October 6, 1997, Insignia acquired an additional 4,452 Units pursuant to its August 28, 1997 tender offer. See Item 6. Management's Discussion and Analysis or Plan of Operation, for additional information with respect to this tender offer. Insignia Properties, LP currently holds 36,911 Units representing approximately 61.5% of the total outstanding Units.

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

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Limited Partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management, L.P. provides day-to-day management services to the Partnership's investment properties.

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


ITEM 2. DESCRIPTION OF PROPERTY:

The following table sets forth the Partnership's investment in property:

                                 Date of
Property                         Purchase    Type of Ownership          Use
Village of Pennbrook Apartments  12/15/81  Fee simple, subject to  Residential rental
 Falls Township, Pennsylvania              first mortgage          722 units


SCHEDULE OF PROPERTY:
(Dollar amounts in thousands)


                      Carrying  Accumulated                         Federal
Property               Value    Depreciation    Rate      Method   Tax Basis

Village of Pennbrook
  Apartments         $ 26,047  $   17,946    5-27.5 yrs. Straight   $ 3,809
                                                         line

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGE:
(Dollar amounts in thousands)


                                                         Principal   Principal
                        Monthly      Stated               Balance   Balance At
                        Payment     Interest   Maturity   Due At   December 31,
Property             Interest Only    Rate       Date    Maturity      1997

Village of Pennbrook
  Apartments           $   118       7.33%     11/01/03  $19,300   $  19,300

See "Item 6.", for information relating to the refinancing of the mortgage encumbering the Village of Pennbrook Apartments in the fourth quarter of 1996.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                      Average Annual             Average
                                       Rental Rates             Occupancy
Property                            1997         1996        1997      1996

Village of Pennbrook Apartments  $9,136/unit  $9,026/unit    95.2%      92.8%

As noted under "Item 1.", the real estate industry is highly competitive. The property of the Partnership is subject to competition from other apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property's lease terms are for one year or less. No tenant leases 10% or more of the available rental space.


Real estate taxes (in thousands) and rates in 1997 for the property were:


                                             1997              1997
                                           Billing             Rate

Village of Pennbrook Apartments             $467              4.32%

ITEM 3. LEGAL PROCEEDINGS

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

The Managing General Partner believes that the allegations contained in the City Partnerships, Kline and Heller complaints are without merit and has been informed that the plaintiffs in each of these actions intend to discontinue the action.

As described in Item 6. Management's Discussion and Analysis or Plan of Operation, the tender offer with respect to the Partnership closed on October 6, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Unit holders are entitled to certain distributions as provided in the Partnership Agreement. No market for the Limited Partnership Units exists, nor is any expected to develop.

No special distributions or distributions from operations were made during the year ended December 31, 1996. In January 1997, the Partnership distributed approximately $2,890,000 ($48.16 per limited partnership unit) to the limited partners and approximately $10,000 to the general partner from the proceeds from the refinancing of the Village of Pennbrook Apartments and from operations. At December 31, 1997, the Partnership recorded a distribution payable from operations for $35,000 representing withholding tax to the limited partners.
See "Note F" for information relating to the $1,263,000 distribution from operations in January 1998. See "Item 6." for information relating to the Partnership's financial ability to make future distributions.

As of December 31, 1997, the approximate number of holders of Limited Partnership Units was 1,764.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1997, was approximately $923,000 versus net income of approximately $411,000 for the year ended December 31, 1996. The increase in net income is primarily attributable to the 1996 extraordinary loss on early extinguishment of debt of $370,000 relating to the refinancing of the Partnership's investment property, as discussed below. Also contributing to the increase in net income is the increase in rental revenue partially offset by an increase in general and administrative expenses. The increase in average rental revenue is due to an increase in average rental rates and occupancy at the Village of Pennbrook Apartments. The increase in general and administrative expenses for the year ended December 31, 1997, is primarily due to a $100,000 non-accountable reimbursement that was paid and a $21,000 partnership management fee that was accrued to the Managing General Partner in accordance with the Partnership Agreement at the time of the distribution to partners, as discussed in "Note B" in "Item 7.".

Included in operating expense for the year ended December 31, 1997, is approximately $310,000 of major repairs and maintenance mainly comprised of exterior painting and major landscaping at the Village of Pennbrook Apartments. For the year ended December 31, 1996, the amount expended for major repairs and maintenance was approximately $150,000 used primarily for the repair of heaters.

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

For the year ended December 31, 1997, net cash decreased by approximately $1,626,000 as compared to December 31, 1996. The Partnership had unrestricted cash of $3,048,000 at December 31, 1997, versus $4,674,000 at December 31, 1996.
Net cash provided by operating activities remained relatively consistent. Net cash used in investing activities decreased due to a decrease in property improvements resulting from a large number of furnace replacements in 1996. In addition, there was a decrease in deposits made to restricted escrows, which were established in the third quarter of 1996 pursuant to the terms of the refinancing of the Partnership's debt. Net cash used in financing activities increased due to a distribution to the partners of approximately $2,900,000 paid in 1997, as discussed in "Item 5.". Also contributing to the change in the net cash used in financing activities were net proceeds received from the mortgage refinancing in 1996.

On November 15, 1996, the Partnership refinanced the mortgage encumbering the Village of Pennbrook Apartments. The refinancing replaced indebtedness of $16,691,000, including accrued interest of approximately $109,000, with a new mortgage in the amount of $19,300,000. The mortgage was refinanced at a rate equal to 7.33%, compared to the prior rate of 8.75%. Payments of interest only are due on the first day of each month until the loan matures on November 1, 2003. Total capitalized loan costs were $506,000. Additional loan costs of approximately $19,000 were incurred during the year ended December 31, 1997.
The Partnership paid approximately $332,000 in prepayment premiums and wrote off $38,000 in unamortized loan costs, resulting in an extraordinary loss on extinguishment of debt in the amount of approximately $370,000. In January 1997, the excess proceeds from the refinancing where distributed to the partners (see discussion below).

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,300,000 consists of interest only payments of approximately $118,000 at a stated interest rate of 7.33%. The mortgage matures on November 1, 2003, with the principal balance due at the maturity date. Future cash distributions will depend on the levels of cash generated from operations, a property sale, a property refinancing and the availability of cash reserves. In January 1997, the Partnership distributed approximately $2,890,000 ($48.16 per limited partnership unit) to the limited partners and approximately $10,000 to the general partner from the proceeds from the refinancing of the Village of Pennbrook Apartments and from operations. At December 31, 1997, the Partnership recorded a distribution payable for approximately $35,000 representing withholding tax to the limited partners. There were no cash distributions in 1996. In January 1998, The Partnership distributed approximately $1,250,000 ($20.83 per limited partnership unit) to the limited partners and approximately $13,000 to the general partner from operations.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 16,000 of the outstanding units of limited partnership interest in the Partnership, at $180.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. The Offer to Purchase closed on October 6, 1997, with the Purchaser obtaining 4,452 units.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 7.  FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS


  Independent Auditors' Report

  Balance Sheet - December 31, 1997

  Statements of Operations - Years ended December 31, 1997 and 1996

  Statements of Changes in Partners' Deficit - Years ended December 31, 1997 and 1996

  Statements of Cash Flows - Years ended December 31, 1997 and 1996

  Notes to Financial Statements


               Report of Ernst & Young LLP, Independent Auditors





To The Partners
National Property Investors 4


We have audited the accompanying balance sheet of National Property Investors 4 as of December 31, 1997, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                            /s/Ernst & Young LLP


Greenville, South Carolina
Janury 19, 1998







                          Independent Auditors' Report





To The Partners
National Property Investors 4
Greenville, South Carolina


We have audited the accompanying statements of operations, changes in partners' deficit and cash flows of National Property Investors 4 (a limited partnership) (the "Partnership") for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, changes in partners' deficit and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the Partnership's results of operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                    /s/Imowitz Koenig & Co., LLP




New York, New York
February 5, 1997





                         NATIONAL PROPERTY INVESTORS 4
                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997



Assets:
  Cash and cash equivalents                                   $   3,048
  Receivables and deposits                                          663
  Restricted escrows                                                596
  Other assets                                                      653
  Investment property:
     Land                                        $   1,980
     Buildings and related personal property        24,067
                                                    26,047
     Less accumulated depreciation                 (17,946)       8,101

                                                              $  13,061
Liabilities and Partners' Deficit
Liabilities:
  Accounts payable                                            $      70
  Tenant security deposits payable                                  405
  Other liabilities                                                 237
   Mortgage note payable                                         19,300

Partners' Deficit:
  General partner's                               $   (316)
  Limited partners' (60,005 units issued
     and outstanding)                               (6,635)      (6,951)
                                                              $  13,061

                 See Accompanying Notes to Financial Statements



                         NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                  Years Ended December 31,
                                                     1997          1996
Revenues:
  Rental income                               $     6,287    $     6,005
  Other income                                        359            324
    Total revenues                                  6,646          6,329

Expenses:
  Operating                                         2,456          2,433
  Depreciation                                        960            957
  Tax                                                 467            459
  Interest                                          1,487          1,517
  General and administrative                          353            182
    Total expenses                                  5,723          5,548

Income before extraordinary loss                      923            781

Extraordinary loss on early
  extinguishment of debt                               --           (370)

   Net income                                 $       923    $       411

Net income allocated to general partner (1%)  $         9    $         4

Net income allocated to limited partners (99%)        914            407

   Net income                                 $       923    $       411

Net income per limited partnership unit:

  Income before extraordinary loss            $     15.23    $     12.88
  Extraordinary loss                                   --          (6.10)

   Net income                                 $     15.23    $      6.78



                 See Accompanying Notes to Financial Statements


                         NATIONAL PROPERTY INVESTORS 4
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                  Limited
                                Partnership   General    Limited
                                   Units     Partner's  Partners'    Total

Original capital contributions   60,005      $      1   $ 30,003  $  30,004

Partners' deficit at
December 31, 1995                60,005      $   (319)  $ (5,031) $  (5,350)

Net income for the year
ended December 31, 1996              --             4        407        411

Partners' deficit at
December 31, 1996                60,005          (315)    (4,624)    (4,939)

Net income for the year
ended December 31, 1997              --             9        914        923

Distributions to partners            --           (10)    (2,925)    (2,935)

Partners' deficit at
December 31, 1997                60,005      $   (316)  $ (6,635) $  (6,951)

                 See Accompanying Notes to Financial Statements


                         NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                        Years Ended December 31,
                                                            1997        1996
Cash flows from operating activities:
  Net income                                            $    923    $    411
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                            960         957
     Amortization of loan costs                               72          44
     Loss on disposal of asset                                15          --
     Extraordinary loss on early extinguishment
       of debt                                                --         370
     Change in accounts:
       Receivables and deposits                             (118)          9
       Other assets                                            5          (7)
       Accounts payable                                      (18)         38
       Tenant security deposits payable                       (4)         34
       Other liabilities                                      23          50

          Net cash provided by
            operating activities                           1,858       1,906

Cash flows from investing activities:
   Net deposits to restricted escrows                       (185)       (411)
   Property improvements and replacements                   (380)       (733)

          Net cash used in
            investing activities                            (565)     (1,144)


Cash flows from financing activities:
   Mortgage principal payments                                --        (294)
   Repayment of mortgage notes payable                        --     (16,582)
   Proceeds from refinancing of debt                          --      19,300
   Loan costs                                                (19)       (506)
   Debt extinguishment costs                                  --        (332)
   Distribution to partners                               (2,900)         --

          Net cash (used in) provided by
            financing activities                          (2,919)      1,586

Net (decrease) increase in cash and cash equivalents      (1,626)      2,348

Cash and cash equivalents at beginning of year             4,674       2,326

Cash and cash equivalents at end of year                $  3,048    $  4,674
Supplemental information:
  Cash paid for interest                                $  1,415    $  1,479
  Distribution payable                                  $     35    $     --

               See Accompanying Notes to Financial Statements


                         NATIONAL PROPERTY INVESTORS 4
                         Notes to Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

National Property Investors 4 (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership is a 61.5% owned subsidiary of Insignia Properties, LP ("IPLP"), an affiliate of Insignia Financial Group, Inc. (See "Note B"). The Partnership owns one apartment complex located in Pennsylvania. The managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Partnership was organized in July 1980. Capital contributions of $30,002,500 ($500 per unit) were made by the limited partners. In addition, the general partner contributed $1,000.

Cash and Cash Equivalents:

Includes cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property, ranging from 5 to 27.5 years.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Loan Costs:

Loan costs of $523,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1997, accumulated amortization is $81,000. Amortization of loan costs is included in interest expense.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Fair Value:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Advertising Costs:

Advertising costs of approximately $66,000 in 1997 and $95,000 in 1996 are charged to expense as they are incurred and are included in operating expenses.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.


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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1997 and 1996 (in thousands):


                                                    Years Ended December 31,
                                                        1997         1996
Property management fees (included in operating
  expenses)                                           $  324        $  311
Reimbursement for services of affiliates including
  $56,000 and $7,000 in construction services
  reimbursements in 1997 and 1996, respectively
  (included in investment property
  and general and administrative and operating
  expenses)                                              298           147

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive $100,000 in 1997. This reimbursement was paid in January 1997, and is included in reimbursement for services of affiliates for the year ended December 31, 1997. The Managing General Partner was not entitled to receive such fees in 1996.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with a distribution of cash from operations, subject to certain limitations. This fee in the amount of approximately $21,000 was accrued as of December 31, 1997. The Managing General partner was not entitled to a Partnership Management Fee in 1996.

In addition to the amounts shown above, the Partnership paid approximately $195,000 to an affiliate of the Managing General Partner for brokerage fees incurred in connection with the refinancing of the Village of Pennbrook Apartments (see "Note E") during the year ended December 31, 1996. These charges have been capitalized as loan costs and are being amortized over the life of the loan.

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 16,000 of the outstanding units of limited partnership interest in the Partnership, at $180.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. The Offer to Purchase closed on October 6, 1997, with the Purchaser obtaining 4,452 units.

In September 1997 the Partnership, along with the Managing General Partner, Insignia and certain Insignia affiliates, was named as a defendant in two separate actions regarding alleged mismanagement of the Partnership and coercion of the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The Managing General Partner believes that these allegations are without merit and has been informed that the plaintiffs in each of these actions intend to discontinue the action.


NOTE C - MORTGAGE NOTE PAYABLE
(Dollar amounts in thousands)

The principle terms of the mortgage payable are as follows:


                      Monthly                     Principal   Principal
                      Payment   Stated             Balance   Balance At
                     Interest  Interest Maturity   Due At   December 31,
Property               Only      Rate     Date    Maturity      1997

Village of Pennbrook
 Apartments            $ 118    7.33%    11/01/03 $19,300     $19,300

The mortgage payable has interest only payments with a balloon payment due in 2003.

The mortgage note payable is non-recourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. Prepayment penalties are imposed if the mortgage note is repaid prior to maturity.

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

NOTE D - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(Dollar amounts in thousands)

                                                 Initial Cost
                                                To Partnership
                                                                      Cost
                                                      Buildings    Capitalized
                                                     and Related    (Removed)
                                                      Personal    Subsequent to
          Description          Encumbrances  Land     Property     Acquisition

Village of Pennbrook Apartments  $19,300   $  1,972   $ 18,245       $ 5,830
 Falls Township, Pennsylvania


                                           Gross Amount at Which Carried
                                                At December 31, 1997
                             Buildings
                            And Related
                              Personal           Accumulated    Date    Depreciable
    Description       Land    Property   Total   Depreciation Acquired   Life-Years
Village of Pennbrook
 Apartments         $ 1,980 $  24,067   $26,047 $   17,946      12/81   5-27.5 yrs.
 Falls Township,
   Pennsylvania

Reconciliation of Investment Property and Accumulated Depreciation:


                                                      December 31,
                                                  1997           1996
Investment Property

Balance at beginning of year                 $  25,722        $  24,989
  Property improvements                            380              733
  Dispositions                                     (55)              --

Balance at end of year                       $  26,047        $  25,722


                                                       December 31,
                                                  1997            1996
Accumulated Depreciation

Balance at beginning of year                 $  17,026        $  16,069
  Additions charged to expense                     960              957
  Dispositions                                     (40)              --

Balance at end of year                       $  17,946        $  17,026

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $25,547,000 and $25,166,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $21,738,000 and $21,500,000, respectively.

NOTE E - REFINANCING AND EXTRAORDINARY LOSS

On November 15, 1996, the Partnership refinanced the mortgage encumbering the Village of Pennbrook Apartments. The refinancing replaced indebtedness of $16,691,000, including accrued interest of approximately $109,000, with a new mortgage in the amount of $19,300,000. The mortgage was refinanced at a rate equal to 7.33%, compared to the prior rate of 8.75%. Payments of interest only are due on the first day of each month until the loan matures on November 1, 2003. Total capitalized loan costs were $506,000. Additional loan costs of approximately $19,000 were incurred during the year ended December 31, 1997.
The Partnership paid approximately $332,000 in prepayment premiums and wrote off $38,000 in unamortized loan costs, resulting in an extraordinary loss on extinguishment of debt in the amount of approximately $370,000. Refer to "Note C" for the principle terms of the mortgage note payable.

NOTE F - SUBSEQUENT EVENT

In January 1998, the Partnership distributed approximately $1,250,000 ($20.83 per limited partnership unit) to the limited partners and approximately $13,000 to the general partner from operations.

NOTE G - INCOME TAXES

The following is a reconciliation of reported net income and Federal taxable income:

                                           Years Ended December 31,
                                             1997             1996
                                       (in thousands, except unit data)

Net income as reported                    $   923           $   411
Add (deduct):
  Depreciation differences                    723               (36)
  Prepaid rent                                 --                35
  Management fees                             120              (120)
  Miscellaneous                                37                15

Federal taxable income                    $ 1,803           $   305

Federal taxable income
  per limited partnership unit            $ 29.75           $  5.03

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit (in thousands):


                                                  1997

       Partners' deficit as reported          $  (6,951)
       Land and buildings                          (500)
       Accumulated depreciation                  (3,792)
       Syndication and distribution costs         3,375
       Prepaid rent                                  36
       Other                                         25

       Partners' deficit - Federal tax basis  $  (7,807)




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As of December 8, 1997, Imowitz Koenig & Co., LLP, the independent accountant previously engaged as the principal accountant to audit the financial statements of National Property Investors 4 (the "Registrant" or the "Partnership"), was dismissed. As of the same date, the firm of Ernst & Young, LLP was engaged to provide that service for the Registrant.

The audit report of Imowitz Koenig & Co., LLP on the financial statements of the Partnership as of and for the year ended December 31, 1996, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was approved by the board of directors of the Managing General Partner of the Partnership on December 8, 1997.

During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The Registrant has provided a copy of this disclosure to the former accountant, and the Registrant requested that the former accountant furnish the Securities and Exchange Commission with a letter stating whether it agrees with the statements made by the Registrant, and, if not, stating the respects in which it does not agree. A copy of the former accountant's response indicating agreement is included as an exhibit to the report.

There were no disagreements with Ernst & Young, LLP regarding the 1997 audit of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Partnership has no officers or directors. NPI Equity, the Managing General Partner, manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. NPI Equity is a wholly owned subsidiary of Insignia Properties Trust ("IPT"). As of December 31, 1997, the names, ages and positions held by executive officers and directors of NPI Equity are as follows:

  Name                                 Age         Position

  William H. Jarrard, Jr.              51          President and Director

  Ronald Uretta                        41          Vice President and Treasurer

  Martha L. Long                       37          Controller

  Robert D. Long, Jr.                  30          Vice President

  Daniel M. LeBey                      32          Vice President/Secretary

  Kelley M. Buechler                   40          Assistant Secretary


William H. Jarrard, Jr. has been President and Director of the Managing General Partner since December 1996. He has acted as Senior Vice President of IPT, parent of the General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12.", below, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of NPI Equity's directors and by all directors and executive officers of NPI Equity as a group as of December 31, 1997.

     Name and address of        Amount and nature of
       Beneficial Owner           Beneficial Owner     % of Class

Insignia Properties, LP                36,911             61.5%
One Insignia Financial Plaza
Greenville, SC  29602

All directors and executive              --                --
officers as a group

Insignia Properties, LP is an affiliate of Insignia Financial Group, Inc.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia acquired all of the issued and outstanding shares of NPI Equity and NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI. See "Item 9.".

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1997 and 1996 (in thousands):


                                                     Years Ended December 31,
                                                       1997           1996
Property management fees (included in operating
  expenses)                                           $  324       $  311
Reimbursement for services of affiliates including
  $56,000 and $7,000 in construction services
  reimbursements in 1997 and 1996, respectively
  (included in investment property and
  general and administrative and operating
  expenses)                                              298          147

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner is entitled to receive $100,000 in 1997. This reimbursement was paid in January 1997, and is included in reimbursement for services of affiliates for the year ended December 31, 1997. The Managing General Partner was not entitled to receive such fees in 1996.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with a distribution of cash from operations, subject to certain limitations. This fee in the amount of approximately $21,000 was accrued as of December 31, 1997. The Managing General Partner was not entitled to a Partnership Management Fee in 1996.

In addition to the amounts shown above, the Partnership paid approximately $195,000 to an affiliate of the Managing General Partner for brokerage fees incurred in connection with the refinancing of the Village of Pennbrook Apartments during the year ended December 31, 1996. These charges have been capitalized as loan costs and are being amortized over the life of the loan.

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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

As a result of its ownership of 36,911 limited partnership units, Insignia Properties, LP could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties, LP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Capital II, L.P. from whom Insignia Properties, LP acquired its Units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia Properties, LP's ability to influence voting decisions with respect to the Partnership.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   See Exhibit Index contained herein.
(b)   Reports on Form 8-K filed during the fourth quarter of 1997:

      A Form 8-K was filed on December 8, 1997, reporting the change in the independent accountant (Item 8) previously engaged as the principal accountant to audit the financial statements of the Partnership.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           NATIONAL PROPERTY INVESTORS 4

                           By:   NPI EQUITY INVESTMENTS, INC.,
                                 Managing General Partner

                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                          Date:  March 13, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Title                    Title                    Date

/s/William H. Jarrard, Jr.    President and                 March 13, 1998
William H. Jarrard, Jr.       Director

/s/Ronald Uretta              Vice President                March 13, 1998
Ronald Uretta                 and Treasurer


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

      10.5 Multifamily Note dated September 30, 1996, by and between the Partnership and Lehman Brothers Holding, Inc. for the Village of Pennbrook incorporated by reference to Exhibit
                      10.5 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

      10.6 Multifamily Note dated November 1, 1996, by and between the Partnership and Lehman Brothers Holdings, Inc. for the Village of Pennbrook incorporated by reference to
                      Exhibit 10.6 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

      16 Letter dated December 8, 1997, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in this Current Report

      27              Financial Data Schedule.