Form 10QSB
period 1998-03-31
NATIONAL PROPERTY INVESTORS 4
filed 1998-05-14
CIK 318508

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


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

                                 (864) 239-1000
                            (Issuer's phone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  . No      .


                         PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS



   a)
                         NATIONAL PROPERTY INVESTORS 4

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                  March 31, 1998



Assets
  Cash and cash equivalents                                          $  2,035
  Receivables and deposits                                                755
  Restricted escrows                                                      544
  Other assets                                                            500
  Investment property:
    Land                                              $  1,980
    Building and related personal property              24,214
                                                        26,194
    Less accumulated depreciation                      (18,185)         8,009

                                                                     $ 11,843
Liabilities and Partners' Deficit

Liabilities:
  Accounts payable                                                   $     68
  Tenant security deposit liabilities                                     401
  Other liabilities                                                       160
  Mortgage note payable                                                19,300

Partners' Deficit:
  General partner's                                   $   (327)
  Limited partners' (60,005 units issued and
    outstanding)                                        (7,759)        (8,086)

                                                                     $ 11,843


                 See Accompanying Notes to Financial Statements

   b)
                         NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                      Three Months Ended
                                                            March 31,
                                                       1998          1997
Revenues:
 Rental income                                      $  1,545      $  1,504
 Other income                                             73            70
     Total revenues                                    1,618         1,574

Expenses:
 Operating                                               551           477
 General and administrative                              174           129
 Depreciation                                            239           234
 Interest                                                372           372
 Property taxes                                          120           116
      Total expenses                                   1,456         1,328

Net income                                          $    162      $    246

Net income allocated to general partner (1%)        $      2      $      2
Net income allocated to limited partners (99%)           160           244

                                                    $    162     $     246

Net income per limited partnership unit             $   2.67      $   4.07

Distribution per limited partnership unit           $  21.40      $  48.16


                 See Accompanying Notes to Financial Statements



c)
                        NATIONAL PROPERTY INVESTORS 4
                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership  General      Limited
                                    Units     Partner      Partners     Total
Original capital contributions     60,005     $      1    $  30,003   $  30,004

Partners' deficit at
 December 31, 1997                 60,005     $   (316)   $  (6,635)  $  (6,951)

Net income for the three
 months ended March 31, 1998           --            2          160         162

Distribution to partners               --          (13)      (1,284)     (1,297)

Partners' deficit at
 March 31, 1998                    60,005     $   (327)   $  (7,759)  $  (8,086)

                 See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                             Three Months Ended
                                                                  March 31,
                                                              1998         1997
Cash flows from operating activities:
  Net income                                              $   162      $   246
  Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation                                               239          234
   Amortization of loan costs                                  19           18
   Change in accounts:
      Receivables and deposits                                (92)         (77)
      Other assets                                            134           99
      Accounts payable                                         (2)         (66)
      Tenant security deposit liabilities                      (4)           1
      Accrued property taxes                                   --           27
      Other liabilities                                       (77)          (6)
        Net cash provided by operating activities             379          476

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows        52          (47)
  Property improvements and replacements                     (147)         (76)
        Net cash used in investing activities                 (95)        (123)

Cash flows from financing activities:
  Loan costs paid                                              --          (19)
  Distribution to partners                                 (1,297)      (2,884)
        Net cash used in financing activities              (1,297)      (2,903)

Net decrease in cash and cash equivalents                  (1,013)      (2,550)

Cash and cash equivalents at beginning of period            3,048        4,674

Cash and cash equivalents at end of period                $ 2,035      $ 2,124

Supplemental information:
  Cash paid for interest                                  $   354      $   354


                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 4

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia were incurred during the three month periods ended March 31, 1998 and 1997 (in thousands):


                                                               1998       1997
Property management fees (included in operating
  expenses)                                                    $ 82      $ 78
Reimbursement for services of affiliates including
  approximately $20,000 and $34,000 of construction
  services reimbursements in 1998 and 1997, respectively
  (included in investment property, and general
  and administrative and operating expenses)                    151       156
Partnership management fee (included in general and
  administrative expense)                                        26        --

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive $100,000 in both 1998 and 1997. These reimbursements were paid in January 1998 and 1997, respectively, and are included in reimbursement for services of affiliates for the three months ended March 31, 1998 and 1997.

For services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with a distribution of cash from operations, subject to certain limitations. This fee in the amount of approximately $26,000 was paid during the first quarter of 1998. The Managing General Partner's fee of approximately $21,000, related to the 1997 distribution, was accrued in the fourth quarter of 1997 and paid during the first quarter of 1998.

For the period from January 1, 1997 through August 31, 1997, the Partnership insured its property under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships including the Partnership (collectively, the "Tender Partnerships"), in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 16,000 of the outstanding units of limited partnership interest in the Partnership, at $180.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, includng as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. The Offer to Purchase closed on October 6, 1997, with the Purchaser obtaining 4,452 units.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - DISTRIBUTION TO PARTNERS

In January 1998, the Partnership distributed approximately $1,284,000 ($21.40 per limited partnership unit) to the limited partners and approximately $13,000 to the general partner from operations.

In January 1997, the Partnership distributed approximately $2,890,000 ($48.16 per limited partnership unit) to the limited partners and approximately $10,000 to the general partner from the proceeds from the refinancing of the Village of Pennbrook and from operations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy for the three month periods ended March 31, 1998 and 1997, was 93%.

The Partnership realized net income of approximately $162,000 and $246,000 for the three month periods ended March 31, 1998 and 1997, respectively. The decrease in net income is primarily attributable to increases in operating and general and administrative expenses. The increase in operating expenses are primarily due to increased property and maintenance expenses. Property expenses increased due to an increase in gas bills at Village of Pennbrook, the result of a 13% escalation imposed by the utility company. The Partnership terminated its agreement with this utility company and now purchases its gas at a reduced rate from a secondary carrier at a substantial savings. Maintenance expense increased due to increased interior and exterior work, grounds improvements, and increased waste collection fees at Pennbrook. General and administrative expenses increased in 1998 due to greater Managing General Partner reimbursements, legal fees, and partnership management fees. Offsetting some of the aforementioned increases in expenses was an increase in rental income primarily attributable to rental rate increases at Pennbrook.

Included in operating expense for the three month period ended March 31, 1998, is approximately $17,000 of costs associated with major repairs and maintenance. These costs consisted of exterior building repairs at Pennbrook. For the three month period ended March 31, 1997, the amount expended for major repairs and maintenance, included in operating expense, was not significant.

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

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $2,035,000 as compared to approximately $2,124,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three month periods ended March 31, 1998 and 1997, were approximately $1,013,000 and $2,550,000, respectively. Net cash provided by operating activities decreased primarily due to the decrease in net income as discussed above. In addition, increases in cash used for accrued property taxes and other liabilities as a result of the change in timing of payments contributed to the decrease. Partially offsetting the previously mentioned items was an increase in cash provided by other assets. This increase is attributable to an increase in cash provided by prepaid expenses. Net cash used in investing activities decreased primarily due to an increase in withdrawals from restricted escrows. There was also an increase in property improvements and replacements at Pennbrook. Net cash used in financing activities decreased due to a smaller distribution made during three months ended March 31, 1998, as compared to the distribution paid in the comparable period of 1997. The 1997 distribution included both the proceeds from the 1996 refinancing of the mortgage indebtedness at Village of Pennbrook and cash provided by operations. The 1998 distribution was solely from cash provided by operations.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,300,000 consists of interest only payments of approximately $118,000, at a stated interest rate of 7.33%. The mortgage matures on November 1, 2003, with the principal balance due at the maturity date. At that time the property will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, a property sale, a property refinancing and the availability of cash reserves. In January 1997, the Partnership distributed $2,890,000 ($48.16 per limited partnership unit) to the limited partners and approximately $10,000 to the general partner from the proceeds from the refinancing of the Village of Pennbrook and from operations. In January 1998, the Partnership distributed approximately $1,284,000 ($21.40 per limited partnership unit) to the limited partners and approximately $13,000 to the general partner from operations.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

The three lawsuits previously described in the Partnership's 1997 Annual Report on Form 10-KSB relating to the August, 1997, tender offers made by an Insignia affiliate (the Kline, City Partnerships, and Heller complaints) each have been voluntarily discontinued by their respective plaintiffs, with no material affect on the financial condition or operations of the Partnership.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K: None filed during the quarter ended March 31, 1998.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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

                           Date: May 14, 1998