Form 10QSB
period 1998-06-30
NATIONAL PROPERTY INVESTORS 4
filed 1998-07-30
CIK 318508

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


                  For the quarterly period ended June 30, 1998


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


                         PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS



   a)
                         NATIONAL PROPERTY INVESTORS 4

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1998



Assets
  Cash and cash equivalents                                        $  2,763
  Receivables and deposits                                              809
  Restricted escrows                                                    366
  Other assets                                                          465
  Investment property:
    Land                                              $  1,980
    Building and related personal property              24,323
                                                        26,303
    Less accumulated depreciation                      (18,429)       7,874

                                                                   $ 12,277

Liabilities and Partners' Deficit

Liabilities:
  Accounts payable                                                 $    134
  Tenant security deposit liabilities                                   434
  Other liabilities                                                     191
  Mortgage note payable                                              19,300

Partners' Deficit:
  General partner's                                   $   (324)
  Limited partners' (60,005 units issued and
    outstanding)                                        (7,458)      (7,782)

                                                                   $ 12,277

                 See Accompanying Notes to Financial Statements

   b)
                         NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)





                                      Three Months             Six Months
                                      Ended June 30,          Ended June 30,
                                    1998        1997         1998         1997
Revenues:
  Rental income                   $1,562       $1,555     $3,107         $3,059
  Other income                        79           79        152            149
     Total revenues                1,641        1,634      3,259          3,208
Expenses:
  Operating                         567           589      1,118          1,066
  General and administrative         37            70        211            199
  Depreciation                       244          235        483            469
  Interest                           372          372        744            744
  Property taxes                     117          114        237            230
     Total expenses                1,337        1,380      2,793          2,708

Net income                        $  304       $  254     $  466         $  500

Net income allocated to
  general partner (1%)            $    3       $    3     $    5         $    5
Net income allocated to
  limited partners (99%)             301          251        461            495

                                  $  304       $  254     $  466         $  500
Net income per limited
    partnership unit              $ 5.02       $ 4.18     $ 7.69         $ 8.25

Distribution per limited
  partnership unit                $   --       $   --     $21.40         $48.16

                 See Accompanying Notes to Financial Statements

c)
                          NATIONAL PROPERTY INVESTORS 4

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited
                                Partnership   General      Limited
                                   Units      Partner     Partners      Total

Original capital contributions     60,005     $      1    $  30,003   $  30,004

Partners' deficit at
 December 31, 1997                 60,005     $   (316)   $  (6,635)  $  (6,951)

Net income for the six
 months ended June 30, 1998            --            5          461         466

Distribution to partners               --          (13)      (1,284)     (1,297)

Partners' deficit at
 June 30, 1998                     60,005     $   (324)   $  (7,458)  $  (7,782)

                 See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                         Six Months Ended
                                                             June 30,
                                                          1998       1997
Cash flows from operating activities:
  Net income                                           $   466      $   500
  Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation                                            483          469
   Amortization of loan costs                               37           37
   Change in accounts:
      Receivables and deposits                            (146)        (348)
      Other assets                                         151          115
      Accounts payable                                      64          (21)
      Tenant security deposit liabilities                   29           (6)
      Other liabilities                                    (46)          (1)

        Net cash provided by operating activities        1,038          745

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows    230          (94)
  Property improvements and replacements                  (256)        (114)

        Net cash used in investing activities              (26)        (208)

Cash flows from financing activities:
  Loan costs paid                                           --          (19)
  Distribution to partners                              (1,297)      (2,884)

        Net cash used in financing activities           (1,297)      (2,903)

Net decrease in cash and cash equivalents                 (285)      (2,366)

Cash and cash equivalents at beginning of period         3,048        4,674

Cash and cash equivalents at end of period             $ 2,763      $ 2,308

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   707      $   707

                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 4

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1997.

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

The following transactions with affiliates of Insignia were incurred during the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                             1998       1997
Property management fees (included in operating
  expenses)                                                  $162       $158
Reimbursement for services of affiliates (included in
  general and administrative and operating expenses)          157        167
Partnership management fee (included in general and
  administrative expense)                                      26         --

In addition, the Partnership paid approximately $3,000 and $34,000 during the six month periods ended June 30, 1998 and 1997, respectively. These reimbursements were paid to an affiliate of the Managing General Partner for construction oversight reimbursement related to capital improvements and major repair projects.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive $100,000 in both 1998 and 1997. These reimbursements were paid in January 1998 and 1997, respectively, and are included in reimbursement for services of affiliates for the six months ended June 30, 1998 and 1997.

In addition to the reimbursements discussed in the preceding paragraph, for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with a distribution of cash from operations, subject to certain limitations. This fee in the amount of approximately $26,000 was paid during the first quarter of 1998. The Managing General Partner's fee of approximately $21,000, related to the 1997 distribution, was accrued in the fourth quarter of 1997 and paid during the first quarter of 1998.

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

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships including the Partnership (collectively, the "Tender Partnerships"), in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 16,000 of the outstanding units of limited partnership interest in the Partnership, at $180.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. The Offer to Purchase closed on October 6, 1997, with the Purchaser obtaining 4,452 units.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy for the six month periods ended June 30, 1998 and 1997, was 93% and 94%, respectively.

The Partnership realized net income of approximately $466,000 and $500,000 for the six month periods ended June 30, 1998 and 1997, respectively. The Partnership realized net income of approximately $304,000 and $254,000 for the three month periods ended June 30, 1998 and 1997, respectively. The increase in net income for the three months ended June 30, 1998, is attributable to the declines in both operating and general and administrative expenses. The decline in operating expense is primarily due to Pennbrook terminating its agreement with the gas utility company and now purchasing its gas from a secondary carrier at a substantial savings. This was necessitated after the utility imposed a 13% escalation in its charges. The general and administrative decline is the result of a decline in Managing General Partner reimbursements. For the six months ended June 30, 1998, net income decreased by approximately $34,000 compared to the comparable period in 1997. The decrease in net income is the result of increased operating, general and administrative, and depreciation expenses for the six month period. The increase in operating expenses is the result of higher maintenance expenses at Pennbrook as discussed below. The increase in general and administrative expense is the result of increased partnership management fees paid during the first quarter of 1998. The increase in depreciation expense is the result of an increase in property improvements and replacements at Pennbrook. Offsetting some of the above mentioned increases in expenses were increased rental income, the result of increased rental rates at Pennbrook, and increased interest income due to higher interest earning cash balances.

Included in operating expense for the six month period ended June 30, 1998, is approximately $56,000 of costs associated with major repairs and maintenance. These costs consist primarily of exterior building repairs and painting. For the six month period ended June 30, 1997, approximately $26,000 of costs associated with major repairs and maintenance, is included in operating expense. These costs consist primarily of major landscaping.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $2,763,000 as compared to approximately $2,308,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six month periods ended June 30, 1998 and 1997, were approximately $285,000 and $2,366,000, respectively. Net cash provided by operating activities increased primarily due to the timing of collections of receivables and deposits and the timing of the payments of accounts payable. Net cash used in investing activities decreased primarily due to an increase in net withdrawals from restricted escrows related to capital improvements. Offsetting this increase in cash received from escrows was an increase in property improvements and replacements. Net cash used in financing activities decreased due to a reduced distribution being paid during the six months ended June 30, 1998, as compared to the same period of 1997. The 1997 distribution included both the proceeds from the 1996 refinancing of the mortgage indebtedness at Village of Pennbrook and cash provided by operations. The 1998 distribution was solely from cash provided by operations.

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


                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

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

  b) Reports on Form 8-K: None filed during the quarter ended June 30, 1998.


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

                           Date: July 30, 1998