Form 10QSB
period 1998-09-30
NATIONAL PROPERTY INVESTORS 4
filed 1998-11-12
CIK 318508

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


               For the quarterly period ended September 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to


                         Commission file number 0-10412



                         NATIONAL PROPERTY INVESTORS 4
       (Exact name of small business issuer as specified in its charter)



         California                                         13-3031722
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                        55 Beattie Place, P.O. Box 1089
                       Greenville, South Carolina   29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  . No      .


                         PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS



   a)
                         NATIONAL PROPERTY INVESTORS 4

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                September 30, 1998





Assets
  Cash and cash equivalents                                       $  3,134
  Receivables and deposits                                             562
  Restricted escrows                                                   431
  Other assets                                                         712
  Investment property:
    Land                                              $  1,980
    Building and related personal property              24,439
                                                        26,419
    Less accumulated depreciation                      (18,678)      7,741

                                                                  $ 12,580

Liabilities and Partners' Deficit

Liabilities:
  Accounts payable                                                $     37
  Tenant security deposit liabilities                                  450
  Other liabilities                                                    186
  Mortgage note payable                                             19,300

Partners' Deficit:
  General partner's                                   $   (320)
  Limited partners' (60,005 units issued and
    outstanding)                                        (7,073)     (7,393)

                                                                  $ 12,580

                 See Accompanying Notes to Financial Statements
   b)
                         NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                Three Months Ended   Nine Months Ended
                                   September 30,        September 30,
                                  1998      1997      1998      1997
Revenues:
  Rental income                  $1,597    $1,583    $4,704    $4,642
  Other income                      115       116       267       265
     Total revenues               1,712     1,699     4,971     4,907
Expenses:
  Operating                         546       638     1,664     1,704
  General and administrative         32        50       243       249
  Depreciation                      249       238       732       707
  Interest                          373       370     1,117     1,114
  Property taxes                    123       119       360       349
     Total expenses               1,323     1,415     4,116     4,123

Net income                       $  389    $  284    $  855    $  784

Net income allocated to
  general partner (1%)           $    4    $    3    $    9    $    8
Net income allocated to
  limited partners (99%)            385       281       846       776
                                 $  389    $  284    $  855    $  784

Net income per limited
  partnership unit               $ 6.42    $ 4.68    $14.10    $12.93

Distribution per limited
  partnership unit               $   --    $   --    $21.40    $48.16

                 See Accompanying Notes to Financial Statements

c)
                          NATIONAL PROPERTY INVESTORS 4

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership  General    Limited
                                   Units     Partner   Partners    Total

Original capital contributions    60,005      $     1   $30,003   $30,004

Partners' deficit at
 December 31, 1997                60,005      $  (316)  $(6,635)  $(6,951)

Net income for the nine months
 ended September 30, 1998             --            9       846       855

Distribution to partners              --          (13)   (1,284)   (1,297)

Partners' deficit at
 September 30, 1998               60,005      $  (320)  $(7,073)  $(7,393)

                 See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Nine Months Ended
                                                               September 30,
                                                              1998      1997
Cash flows from operating activities:
  Net income                                                $   855   $   784
  Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation                                                 732       707
   Amortization of loan costs                                    56        53
   Changes in accounts:
      Receivables and deposits                                  101       (11)
      Other assets                                             (115)     (119)
      Accounts payable                                          (33)      (60)
      Tenant security deposit liabilities                        45         4
      Other liabilities                                         (51)       20

        Net cash provided by operating activities             1,590     1,378

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows         165      (130)
  Property improvements and replacements                       (372)     (171)

        Net cash used in investing activities                  (207)     (301)

Cash flows from financing activities:
  Loan costs paid                                                --       (19)
  Distribution to partners                                   (1,297)   (2,884)

        Net cash used in financing activities                (1,297)   (2,903)

Net increase (decrease) in cash and cash equivalents             86    (1,826)

Cash and cash equivalents at beginning of period              3,048     4,674

Cash and cash equivalents at end of period                  $ 3,134   $ 2,848

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $ 1,061   $ 1,061

                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 4

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1997.

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

The following transactions with the Managing General Partner and its affiliates were incurred during the nine month periods ended September 30, 1998 and 1997:


                                                             1998   1997
                                                            (in thousands)
Property management fees (included in operating
  expenses)                                                  $244   $240
Reimbursement for services of affiliates, including
  approximately $27,000 and $34,000 of construction
  services reimbursements in 1998 and 1997, respectively
  (included in investment property and general and
  administrative and operating expenses)                      210    235
Partnership management fee (included in general and
  administrative expense)                                      26     --


For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive $100,000 in both 1998 and 1997. These reimbursements were paid in January 1998 and 1997, respectively, and are included in reimbursement for services of affiliates for the nine months ended September 30, 1998 and 1997.

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

For the period from January 1, 1997 through August 31, 1997, the Partnership insured its property under a master policy through an agency affiliated with the Managing General Partner but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency, which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner, which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On August 28, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 16,000 of the outstanding units of limited partnership interest in the Partnership, at $180.00 per Unit, net to the seller in cash. The Offer to Purchase closed on October 6, 1997, with the Purchaser obtaining 4,452 units.

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

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. ("Insignia") completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy for the nine month periods ended September 30, 1998 and 1997, was 94% and 95%, respectively.

The Partnership realized net income of approximately $855,000 and $784,000 for the nine month periods ended September 30, 1998 and 1997, respectively. The Partnership realized net income of approximately $389,000 and $284,000 for the three month periods ended September 30, 1998 and 1997, respectively. The increase in net income for both the three and nine month periods ended September 30, 1998, is attributable to an increase in rental income and declines in both operating and general and administrative expenses. The increase in rental income is the result of increased rental rates combined with the property management renewing more leases at market rates. The decline in operating expense results from decreased insurance and maintenance expenses. The insurance expense decline is attributable to decreased policy premiums at Pennbrook. The decline in maintenance expense results from decreased expenditures at Pennbrook, as discussed below. The general and administrative decline is the result of a decrease in Managing General Partner reimbursements. Offsetting the above mentioned changes was an increase in depreciation expense. The increase in depreciation is the result of an increase in property improvements and replacements at Pennbrook.

Included in operating expense for the nine month period ended September 30, 1998, is approximately $63,000 of costs associated with major repairs and maintenance. These costs consist primarily of exterior building repairs and painting. For the nine month period ended September 30, 1997, approximately $113,000 of costs associated with major repairs and maintenance is included in operating expense. These costs consist primarily of major landscaping and exterior painting.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $3,134,000 as compared to approximately $2,848,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine month period ended September 30, 1998, was approximately $86,000. For the nine month period ended September 30, 1997, cash and cash equivalents decreased by approximately $1,826,000. Net cash provided by operating activities increased primarily due to the increase in net income, as discussed above, and to the timing of collections of receivables and deposits. Net cash used in investing activities decreased primarily due to an increase in net withdrawals from restricted escrows related to capital improvements. Offsetting this increase in cash received from escrows was an increase in cash used for property improvements and replacements. Net cash used in financing activities decreased due to a reduced distribution being paid during the nine months ended September 30, 1998, as compared to the same period of 1997. The 1997 distribution included both the proceeds from the 1996 refinancing of the mortgage indebtedness at Village of Pennbrook and cash provided by operations. The 1998 distribution was solely from cash provided by operations.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partners is currently assessing the need for capital improvements at the Partnership's property. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The mortgage indebtedness of $19,300,000 consists of interest only payments of approximately $118,000, at a stated interest rate of 7.33%. The mortgage matures on November 1, 2003, with the principal balance due at the maturity date. The Managing General Partner will attempt to refinance such remaining indebtedness or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure. In January 1997, the Partnership distributed approximately $2,890,000 ($48.16 per limited partnership unit) to the limited partners and approximately $10,000 to the general partner from the proceeds from the refinancing of the Village of Pennbrook and from operations. In January 1998, the Partnership distributed approximately $1,284,000 ($21.40 per limited partnership unit) to the limited partners and approximately $13,000 to the general partner from operations. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia completed its merger with and into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

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


  b) Reports on Form 8-K: None filed during the quarter ended September 30, 1998.

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


                               NATIONAL PROPERTY INVESTORS 4


                               By: NPI EQUITY INVESTMENTS, INC.
                                   Managing General Partner


                               By: /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President


                               By: /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly authorized officer)


                               Date: November 12, 1998