Form 10KSB
period 1998-12-31
NATIONAL PROPERTY INVESTORS 4
filed 1999-03-31
CIK 318508

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934  [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

[]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934  [NO FEE REQUIRED]

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

                     Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $6,712,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE





                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

National Property Investors 4 (the "Partnership" or "Registrant") was organized in July 1980, as a limited partnership under the California Uniform Limited Partnership Act. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), a Florida Corporation, is the Managing General Partner. The Managing General Partner was a wholly-owned subsidiary of Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). See "Transfer of Control". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

The principal business of the Partnership is to hold for investment and ultimately sell income-producing multi-family residential properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties. In 1981, the Partnership offered, pursuant to a registration statement filed with the Securities Exchange Commission, 70,000 Limited Partnership units (the "Units") and sold 60,005 units aggregating $30,002,500. The net proceeds of this offering were used to acquire seven income-producing real properties. The Partnership's original property portfolio was geographically diversified. The Partnership's acquisition activities were completed in May 1982 and since then the principal activity of the Partnership has been managing its portfolio. Six of the properties were sold prior to 1997. Since its initial offering the Partnership has not received, nor are the Limited Partners required to make, additional capital contributions.


A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. Property management services are provided by an affiliate of the Managing General Partner.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the remaining property owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

Transfer of Control

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity. On December 31, 1996, Insignia transferred its interest in NPI Equity to IPT.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Tender Offers


Affiliates of the Managing General Partner, currently hold 36,967 Units representing approximately 61.6% of the total outstanding Units. These Units were acquired through private transactions and an August 28, 1997 tender offer. 26,446 Units were acquired on January 19, 1996 from DeForest Ventures II, L.P., the entity which tendered for Units in the Partnership in 1994 and 1995, and certain of its affiliates. An additional 4,452 Units were acquired on October 6, 1997 at a price of $180 per Unit pursuant to the August 1997 tender Offer. The remaining Units were acquired through private transactions. As a result of its ownership of approximately 54% of the Units, Insignia Properties, L.P. is in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties, L.P. would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest Capital II, L.P. from whom Insignia Properties, L.P. acquired its Units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership.



ITEM 2.    DESCRIPTION OF PROPERTY:

The following table sets forth the Partnership's investment in property:

                              Date of
Property                     Purchase    Type of Ownership           Use

Village of Pennbrook
    Apartments               12/15/81  Fee simple, subject to  Apartments
Falls Township, Pennsylvania           first mortgage          722 units


SCHEDULE OF PROPERTY:

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                     Carrying   Accumulated                          Federal

Property               Value   Depreciation     Rate      Method    Tax Basis

                         (in thousands)                          (in thousands)


Village of Pennbrook

  Apartments         $ 26,644  $   18,939    5-27.5 yrs. Straight    $  4,176

                                                         line


See "Note A" included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                      Principal                                     Principal

                      Balance At     Monthly     Stated              Balance

                     December 31,    Payment    Interest Maturity    Due At

Property                 1998     Interest Only   Rate     Date     Maturity

                           (in thousands)                        (in thousands)




Village of Pennbrook

  Apartments          $  19,300      $   118      7.33%  11/01/03   $19,300


See "Item 7, Financial Statements - Note D" for information with respect to the Registrant's ability to prepay this loan and other loan information.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for the property:


                                      Average Annual            Average

                                       Rental Rates            Occupancy

Property                             1998        1997        1998      1997


Village of Pennbrook Apartments   $9,370/unit $9,136/unit   94.5%      95.2%


As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and the tax rate in 1998 for the property:


                                            1998              1998

                                           Billing            Rate


Village of Pennbrook Apartments             $492              4.56%


CAPITAL IMPROVEMENTS:


During the year ended December 31, 1998, the Partnership completed approximately $597,000 of capital improvements at the property. These improvements primarily consisted of parking lot repairs, balcony replacements, HVAC condensing units, siding, and carpeting. These improvements were funded from operating cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,803,000 of capital improvements over the near-term. Capital improvements planned for 1999 consist of, but are not limited to, HVAC condensing units, parking lot repairs, structural improvements, and carpeting. These improvements are expected to cost approximately $546,000, and are to be funded from cash flow and Partnership reserves.

The capital improvements planned for 1999 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.    LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. The Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heating unit in the deceased's apartment at the Partnership's property, the decedent lost consciousness for several hours, suffered respiratory arrest and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence. This matter is currently in the preliminary stages of discovery. The Partnership intends to vigorously defend this matter.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.



                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 60,005 limited partnership units aggregating $30,002,500. The Partnership currently has 1,757 holders of record owning an aggregate of 60,005 Units. Affiliates of the General Partner own 36,967 units or 61.6% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

In January 1998, the Partnership distributed approximately $1,297,000 ($21.40 per limited partnership unit) from operations. In January 1997, the Partnership distributed approximately $1,018,000 ($16.80 per limited partnership unit) from operations and approximately $1,882,000 ($31.36 per limited partnership unit) from the proceeds from the refinancing of the Village of Pennbrook. In addition, approximately $35,000 was declared in 1997 and paid in 1998 relating to the correction for previous amounts withheld on non-resident limited partners. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. Subsequent to December 31, 1998, the Partnership distributed approximately $2,058,000 ($33.95 per limited partnership unit) from operations. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998, was approximately $1,158,000 versus net income of approximately $923,000 for the year ended December 31, 1997. The increase in net income is attributable to an increase in total revenues and a decrease in total expenses. The increase in rental income is due to an increase in average rental rates at the Village of Pennbrook Apartments. The decrease in total expenses is attributed to a decrease in operating expenses partially offset by an increase in depreciation expense. The decrease in operating expense is the result of a decrease in maintenance expense due to the completion of an exterior painting project and major landscaping project in 1997 and a reduction in insurance premiums for the property in 1998. The increase in depreciation expense is due to the amount of capital improvements capitalized during 1998. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $3,418,000 as compared to approximately $3,048,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $2,181,000 of cash provided by operating activities, which was partially offset by approximately $479,000 of cash used in investing activities and approximately $1,332,000 of cash used in financing activities. Net cash used in investing activities consisted of capital improvements which was partially offset by net withdrawals from restricted escrows. Net cash used in financing activities consisted of distributions to partners. The Partnership invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $546,000 in capital improvements for the Registrant's property in 1999. Budgeted capital improvements at Village of Pennbrook include structural improvements, HVAC condensing units, parking lot repairs, and carpeting. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,300,000 consists of interest only payments of approximately $118,000 at a stated rate of 7.33%. The mortgage matures on November 1, 2003, with the principal due on the maturity date. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

A cash distribution from operations of approximately $1,297,000 was made during the year ended December 31, 1998, to the partners. In addition, approximately $35,000 was declared in 1997 and paid in 1998 relating to the correction for previous amounts withheld on non-resident limited partners. A cash distribution from operations of approximately $1,018,000 and from the refinancing of the Village of Pennbrook of approximately $1,882,000 was made during the year ended December 31, 1997. During the first quarter of fiscal 1999, the Partnership made a distribution of approximately $2,058,000 from operations. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

On August 28, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership units in the Partnership. The Purchaser offered to purchase up to 16,000 of the outstanding units of limited partnership interest in the Partnership, at $180.00 per Unit, net to the seller in cash. The Offer to Purchase closed on October 6, 1997, with the Purchaser obtaining 4,452 units at $180.00 per Unit.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000


The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.





ITEM 7.    FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS


  Report of Ernst & Young LLP, Independent Auditors

  Balance Sheet - December 31, 1998

  Statements of Operations - Years ended December 31, 1998 and 1997

  Statements of Changes in Partners' Deficit - Years ended December 31, 1998 and 1997

  Statements of Cash Flows - Years ended December 31, 1998 and 1997

  Notes to Financial Statements




               Report of Ernst & Young LLP, Independent Auditors


To The Partners
National Property Investors 4


We have audited the accompanying balance sheet of National Property Investors 4 as of December 31, 1998, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                            /s/Ernst & Young LLP

Greenville, South Carolina
March 3, 1999





                         NATIONAL PROPERTY INVESTORS 4
                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



Assets:

  Cash and cash equivalents                                   $   3,418

  Receivables and deposits                                          646

  Restricted escrows                                                478

  Other assets                                                      574

  Investment property (Note D and E):

    Land                                         $   1,980

    Buildings and related personal property         24,664

                                                    26,644

    Less accumulated depreciation                  (18,939)       7,705


                                                              $  12,821

Liabilities and Partners' Deficit

Liabilities:



  Accounts payable                                            $      13

  Tenant security deposits liabilities                              435

  Other liabilities                                                 163

  Mortgage note payable (Note D)                                 19,300


Partners' Deficit:

  General partner                                 $   (317)

  Limited partners (60,005 units issued

  and outstanding)                                  (6,773)      (7,090)

                                                              $  12,821

                 See Accompanying Notes to Financial Statements





                         NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)






                                                      Years Ended December 31,

                                                           1998         1997

Revenues:

 Rental income                                        $     6,361  $     6,246

 Other income                                                 351          359

    Total revenues                                          6,712        6,605


Expenses:

 Operating                                                  2,224        2,415

 General and administrative                                   365          353

 Depreciation                                                 993          960

 Interest                                                   1,489        1,487

 Property taxes                                               483          467



    Total expenses                                          5,554        5,682


Net income                                            $     1,158  $       923


Net income allocated to general partner (1%)          $        12  $         9


Net income allocated to limited partners (99%)              1,146          914


    Net income                                        $     1,158  $       923


Net income per limited partnership unit               $     19.10  $     15.23


Distribution per limited partnership unit             $     21.40  $     48.75


                 See Accompanying Notes to Financial Statements




                         NATIONAL PROPERTY INVESTORS 4
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)




                                 Limited

                               Partnership   General    Limited

                                  Units      Partner    Partners      Total


Original capital contributions   60,005      $      1   $ 30,003   $  30,004


Partners' deficit at

December 31, 1996                60,005      $   (315)  $ (4,624)  $  (4,939)


Distributions to partners            --           (10)    (2,925)     (2,935)


Net income for the year

ended December 31, 1997              --             9        914         923


Partners' deficit at



December 31, 1997                60,005          (316)    (6,635)     (6,951)


Distribution to partners             --           (13)    (1,284)     (1,297)


Net income for the year

ended December 31, 1998              --            12      1,146       1,158


Partners' deficit at

December 31, 1998                60,005      $   (317)  $ (6,773)  $  (7,090)


                 See Accompanying Notes to Financial Statements




                         NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                        Years Ended December 31,

                                                           1998         1997

Cash flows from operating activities:

 Net income                                             $  1,158    $    923

 Adjustments to reconcile net income to

      net cash provided by operating activities:

       Depreciation                                          993         960

       Amortization of loan costs                             75          72

       Loss on disposal of asset                              --          15

       Change in accounts:

       Receivables and deposits                               17        (118)

       Other assets                                            4           5

       Accounts payable                                      (57)        (18)

       Tenant security deposit liabilities                    30          (4)

       Other liabilities                                     (39)         23



         Net cash provided by operating activities         2,181       1,858


Cash flows from investing activities:

       Net withdrawals from (deposits to)

       restricted escrows                                    118        (185)

       Property improvements and replacements               (597)       (380)


         Net cash used in investing activities              (479)       (565)


Cash flows from financing activities:

   Loan costs                                                 --         (19)

   Distribution to partners                               (1,332)     (2,900)


         Net cash used in financing activities            (1,332)     (2,919)


Net increase (decrease) in cash and cash equivalents         370      (1,626)


Cash and cash equivalents at beginning of year             3,048       4,674


Cash and cash equivalents at end of year                $  3,418    $  3,048





Supplemental information:

  Cash paid for interest                                $  1,415    $  1,415

  Distribution payable                                  $     --    $     35

                 See Accompanying Notes to Financial Statements



                         NATIONAL PROPERTY INVESTORS 4
                         Notes to Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

National Property Investors 4, a California limited partnership (the "Partnership" or "Registrant"), was formed on July 1, 1980, to acquire, hold for investment, and ultimately sell income-producing real estate. Capital contributions of $30,002,500 ($500 per unit) were made by the limited partners. In addition, the general partner contributed $1,000. The Partnership owns one apartment complex located in Falls Township, Pennsylvania. The managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"). Effective February 26, 1999 IPT was merged into Apartment Investment and Management Company ("AIMCO").

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property


Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property ranging from 5 to 27.5 years.

Cash and Cash Equivalents:

Includes cash on hand and in banks, money market accounts, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Loan Costs:

Loan costs of $523,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1998, accumulated amortization is $156,000. Amortization of loan costs is included in interest expense.



Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Leases:

The Partnership generally leases apartment units for twelve month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from similar complexes in the area. Concessions are charged against rental income as incurred.


Allocation of Profits, Gains and Losses:

Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. (See "Note G" for detailed disclosure)



Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Advertising Costs:

The partnership expenses the cost of advertising as incurred. Advertising costs of approximately $71,000 in 1998 and $66,000 in 1997 are charged to expense as incurred and are included in operating expenses.

Reclassifications:

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into Apartment Investment and Management Company,("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and its affiliates were incurred during the twelve month periods ended December 31, 1998 and 1997:


                                                             1998       1997

                                                             (in thousands)

Property management fees (included in operating

  expenses)                                               $330       $324

Reimbursement for services of affiliates, including

  approximately $33,000 and $56,000 of construction

  services reimbursements in 1998 and 1997, respectively

  (included in investment properties and operating

  and general and administrative expenses)                 142        198

Partnership management fee (included in general and

  administrative expenses)                                  26         21

Non accountable reimbursement (included in general and

  administrative expenses)                                 100        100


During the years ended December 31, 1998 and 1997 affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates $330,000 and $324,000 for the years ended December 31, 1998 and 1997, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $142,000 and $198,000 for the years ended December 31, 1998 and 1997, respectively.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner is entitled to receive $100,000 in both 1998 and 1997. This reimbursement was paid in both 1998 and 1997.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with a distribution of cash from operations, subject to certain limitations. This fee in the amount of approximately $26,000 was paid in January 1998 in conjunction with the operating distribution made at that time. The fee in the amount of approximately $21,000, related to the December 1997 operating distribution was accrued at December 31, 1997 and paid in January 1998.

On August 28, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 16,000 of the outstanding units of limited partnership interest in the Partnership, at $180.00 per Unit, net to the seller in cash. The Offer to Purchase closed on October 6, 1997, with the Purchaser obtaining 4,452 units at $180.00 per Unit.

AIMCO currently owns, through affiliates, a total of 36,967 limited partnership units or 62%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its property under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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

NOTE D - MORTGAGE NOTE PAYABLE

The principal terms of the mortgage payable are as follows:


                      Principal    Monthly                        Principal

                     Balance At    Payment   Stated                Balance

                    December 31,  Interest  Interest  Maturity     Due At

Property                1997        Only      Rate      Date      Maturity

                         (in thousands)                        (in thousands)



Village of Pennbrook

 Apartments           $19,300       $ 118     7.33%   11/01/03    $19,300


The mortgage payable has interest only payments with a balloon payment due in 2003.

The mortgage note payable is non-recourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. Prepayment penalties are imposed if the mortgage note is repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.




NOTE E - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                  Initial Cost

                                                 To Partnership

                                               (in thousands)

                                                                       Cost

                                                       Buildings   Capitalized

                                                      and Related   (Removed)

                                                       Personal   Subsequent to

          Description           Encumbrances   Land    Property    Acquisition


Village of Pennbrook Apartments   $19,300    $  1,972 $   18,245    $ 6,427

 Falls Township, Pennsylvania



                         Gross Amount at Which Carried

                             At December 31, 1998

                                (in thousands)


                            Buildings

                           And Related

                             Personal          Accumulated    Date   Depreciable

    Description      Land    Property   Total  Depreciation Acquired Life-Years


Village of Pennbrook

 Apartments         $1,980 $  24,664   $26,644 $   18,939    12/81   5-27.5 yrs.

 Falls Township,

   Pennsylvania


Reconciliation of Real Estate and Accumulated Depreciation


                                               Years Ended December 31,

                                                 1998            1997

Investment Property


Balance at beginning of year                 $  26,047        $  25,722

 Property improvements                             597              380

 Dispositions                                       --              (55)


Balance at end of year                       $  26,644        $  26,047


                                                     December 31,

                                                 1998            1997

Accumulated Depreciation


Balance at beginning of year                 $  17,946       $  17,026

 Additions charged to expense                      993             960

 Dispositions                                       --             (40)


Balance at end of year                       $  18,939       $  17,946



The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is $4,215,000 and $25,547,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is $39,000 and $21,738,000, respectively. Due to Insignia Properties, L.P. acquiring over 50% of the limited partnership units during 1998, the Partnership was technically terminated for tax purposes.

NOTE F - INCOME TAXES

The following is a reconciliation of reported net income and Federal taxable income:


                                          Years Ended December 31,

                                            1998              1997

                                      (in thousands, except unit data)


Net income as reported                    $ 1,158           $   923

Add (deduct):

 Depreciation differences                     762               723

 Prepaid rent                                  90                --

 Management fees                               --               120

 Miscellaneous                                 (8)               37



Federal taxable income                    $ 2,002           $ 1,803


Federal taxable income

per limited partnership unit              $ 33.03           $ 29.75




The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit (in thousands):


                                                         1998

            Partners' deficit as reported          $  (7,090)

            Land and buildings                       (22,429)

            Accumulated depreciation                  18,900

            Syndication and distribution costs         3,375

            Other                                        140


            Partners' deficit - Federal tax basis  $  (7,104)


NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex in Pennsylvania. The Partnership rents apartment units to people for terms that are typically less than twelve months.

Measurement of segment profit or loss



The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment

Segment information for the years 1998 and 1997 (in thousands) is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


                 1998                 Residential       Other         Totals

 Rental income                          $  6,361       $     --     $  6,361
 Other income                                235            116          351
 Interest expense                          1,489             --        1,489
 Depreciation                                993             --          993
 General and administrative expense           --            365          365
 Segment profit (loss)                     1,407           (249)       1,158
 Total assets                              9,732          3,089       12,821
 Capital expenditures for investment
   property                                  597             --          597



                  1997                  Residential      Other        Totals

 Rental income                            $  6,246       $     --   $  6,246
 Other income                                  244            115        359
 Interest expense                            1,487             --      1,487
 Depreciation                                  960             --        960
 General and administrative expense             --            353        353
 Segment profit (loss)                       1,161           (238)       923
 Total assets                               10,047          3,014     13,061
 Capital expenditures for investment
   properties                                  380             --        380

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. The Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heating unit in the deceased's apartment at the Partnership's property, the decedent lost consciousness for several hours, suffered respiratory arrest and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence. This matter is currently in the preliminary stages of discovery. The Partnership intends to vigorously defend this matter.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young, LLP regarding the 1998 or 1997 audit of the Partnership's financial statements.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Partnership has no officers or directors. NPI Equity, the Managing General Partner, manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. NPI Equity is a wholly owned subsidiary of AIMCO.

The name of the directors and executive officers of the Managing General Partner, their age and the nature of all positions with NPI Equity presently held by them are set forth below. There are no family relationships between or among any officers and directors.

 Name                   Age   Position

 Patrick J. Foye        41    Executive Vice President and Director

 Timothy R. Garrick     42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1998.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as provided below, as of December 31, 1998, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.


                                            Number of          Percent

     Name and Address                         Units           Of Total


     Insignia Properties, L.P.               32,515              54%

     (an affiliate of AIMCO)

     IPLP Acquisition I, LLC                  4,452               8%

     (an affiliate of AIMCO)


Insignia Properties L.P. and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the General Partner owns any Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and its affiliates were incurred during the twelve month periods ended December 31, 1998 and 1997:


                                                              1998      1997

                                                              (in thousands)

Property management fees (included in operating

  expenses)                                                 $330      $324

Reimbursement for services of affiliates, including

  approximately $33,000 and $56,000 of construction

  services reimbursements in 1998 and 1997, respectively

  (included in investment properties and operating

  and general and administrative expenses)                   142       198

Partnership management fee (included in general and

  administrative expenses)                                    26        21

Non accountable reimbursement (included in general and

  administrative expenses)                                   100       100


During the years ended December 31, 1998 and 1997 affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates $330,000 and $324,000 for the years ended December 31, 1998 and 1997, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $142,000 and $198,000 for the years ended December 31, 1998 and 1997, respectively.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner is entitled to receive $100,000 in both 1998 and 1997. This reimbursement was paid in both 1998 and 1997.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with a distribution of cash from operations, subject to certain limitations. This fee in the amount of approximately $26,000 was paid in January 1998 in conjunction with the operating distribution made at that time. The fee in the amount of approximately $21,000, related to the December 1997 operating distribution was accrued at December 31, 1997 and paid in January 1998.

On August 28, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 16,000 of the outstanding units of limited partnership interest in the Partnership, at $180.00 per Unit, net to the seller in cash. The Offer to Purchase closed on October 6, 1997, with the Purchaser obtaining 4,452 units at $180.00 per Unit.


AIMCO currently owns, through affiliates, a total of 36,967 limited partnership units or 62%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, L.P. is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its property under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed during the fourth quarter of 1998:

          Current Report on Form 8-K dated October 1, 1998 and filed on October 16 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.




                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NATIONAL PROPERTY INVESTORS 4

                                By:  NPI EQUITY INVESTMENTS, INC.,
                                     Managing General Partner

                                By:  /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President

                                By:  /s/Timothy R. Garrick
                                    Timothy R. Garrick
                                    Vice President - Accounting


                                Date: March 31, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





By:/s/Patrick J. Foye        Executive Vice President     Date:  March 31, 1999
   Patrick J. Foye           and Director



By:/s/Timothy R. Garrick     Vice President - Accounting  Date:  March 31, 1999
   Timothy R. Garrick        and Director



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

2.4 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT shown as Exhibit 2.1 in 8-k dated as of October 1, 1988.

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