Form 10QSB
period 1999-03-31
NATIONAL PROPERTY INVESTORS 4
filed 1999-05-12
CIK 318508

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


                 For the quarterly period ended March 31, 1999


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

                         55 Beattie Place, P.O. Bo 1089
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
                        (in thousands, except unit data)

                                  March 31, 1999



Assets

  Cash and cash equivalents                                       $  2,254

  Receivables and deposits                                             637

  Restricted escrows                                                   207

  Other assets                                                         466

  Investment property:

      Land                                            $  1,980

    Building and related personal property              24,717

                                                        26,697

      Less accumulated depreciation                     19,187       7,510

                                                                  $ 11,074
Liabilities and Partners' Deficit

Liabilities:

  Accounts payable                                                $     57

  Tenant security deposit liabilities                                  431

  Other liabilities                                                    170

  Mortgage note payable                                             19,300

Partners' Deficit:

  General partner's                                   $   (335)

  Limited partners' (60,005 units issued and

    outstanding)                                        (8,549)     (8,884)

                                                                  $ 11,074


                 See Accompanying Notes to Financial Statements

   b)
                         NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                      Three Months Ended

                                                              March 31,

                                                         1999         1998

Revenues:

 Rental income                                           $  1,643     $  1,545

 Other income                                                  78           73

     Total revenues                                         1,721        1,618

Expenses:

 Operating                                                    538          551

 General and administrative                                   177          174

 Depreciation                                                 248          239

 Interest                                                     372          372

 Property taxes                                               122          120

      Total expenses                                        1,457        1,456

Net income                                               $    264     $    162

Net income allocated to general partner (1%)             $      3     $      2

Net income allocated to limited partners (99%)                261          160

                                                         $    264    $     162


Net income per limited partnership unit                  $   4.35     $   2.67

Distribution per limited partnership unit                $  33.95     $  21.40


                 See Accompanying Notes to Financial Statements



 c)
                          NATIONAL PROPERTY INVESTORS 4
                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited

                                Partnership  General     Limited

                                   Units     Partner    Partners      Total


Original capital contributions     60,005    $      1   $  30,003   $  30,004


Partners' deficit at

  December 31, 1998                60,005    $   (317)  $  (6,773)  $  (7,090)


Net income for the three

months ended March 31, 1999            --           3         261         264


Distribution to partners               --         (21)     (2,037)     (2,058)

Partners' deficit at

  March 31, 1999                   60,005    $   (335)  $  (8,549)  $  (8,884)


                 See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                             Three Months Ended

                                                                 March 31,

                                                              1999      1998

Cash flows from operating activities:

  Net income                                                $   264   $   162

  Adjustments to reconcile net income to

  cash provided by operating activities:

   Depreciation                                                 248       239

   Amortization of loan costs                                    19        19

   Change in accounts:

      Receivables and deposits                                    9       (92)

      Other assets                                               89       134

      Accounts payable                                           44        (2)

      Tenant security deposit liabilities                        (4)       (4)

      Other liabilities                                           7       (77)

        Net cash provided by operating activities               676       379

Cash flows from investing activities:

  Net withdrawals from restricted escrows                       271        52

  Property improvements and replacements                        (53)     (147)


        Net cash provided by (used in) investing activities     218       (95)


Cash flows used in financing activities:

  Distributions to partners                                  (2,058)   (1,297)

Net decrease in cash and cash equivalents                    (1,164)   (1,013)

Cash and cash equivalents at beginning of period              3,418     3,048

Cash and cash equivalents at end of period                  $ 2,254   $ 2,035

Supplemental disclosure of cash flow information:

  Cash paid for interest                                    $   354   $   354


                 See Accompanying Notes to Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS 4

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were incurred during the three month periods ended March 31, 1999 and 1998:


                                                               1999       1998

                                                                (in thousands)

Property management fees (included in operating expenses)     $ 86       $ 82

Reimbursement for services of affiliates including

  approximately $20,000 of construction services

  reimbursements in 1998 (included in investment property

  and general and administrative and operating expenses).       26          51

Partnership management fee (included in general

  and administrative expense)                                   42          26

Non-accountable reimbursements (included in general

  and administrative expenses)                                 100         100

During the three months ended March 31, 1999 and 1998 affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $86,000 and $82,000 for the three month periods ended March 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $26,000 and $51,000 for the three month periods ended March 31, 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner is entitled to receive $100,000 in both 1999 and 1998. This reimbursement was paid in both the three month periods ended March 31, 1999 and 1998.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership management fee in conjunction with a distribution of cash from operations, subject to certain limitations. This fee in the amount of approximately $42,000 was paid in January 1999, in conjunction with the operating distribution made at that time. A fee in the amount of approximately $26,000, was paid in January 1998, in conjunction with the operating distribution that was accrued at December 31, 1997, and paid in January 1998.

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

NOTE D - DISTRIBUTION TO PARTNERS

In January 1999, the Partnership distributed approximately $2,058,000 to the partners from operations.

In January 1998, the Partnership distributed approximately $1,297,000 to the partners from operations.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment

Segment information for the three months ended March 31, 1999 and 1998, (in thousands) is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999                                   Residential       Other     Totals

Rental income                           $  1,643     $     --      $  1,643
Other income                                  57           21            78
Interest expense                             372           --           372
Depreciation                                 248           --           248
General and administrative expense            --          177           177
Segment profit (loss)                        420         (156)          264
Total assets                               9,006        2,068        11,074
Capital expenditures for investment
  property                                    53           --            53

1998                                   Residential       Other     Totals

Rental income                           $  1,545     $     --      $  1,545
Other income                                  46           27            73
Interest expense                             372           --           372
Depreciation                                 239           --           239
General and administrative expense            --          174           174
Segment profit (loss)                        309         (147)          162
Total assets                               9,854        1,989        11,843
Capital expenditures for investment
  Properties                                 147           --           147

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heating unit in the deceased's apartment at the Partnership's property, the decedent lost consciousness for several hours, suffered respiratory arrest and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence. This matter is currently in the preliminary stages of discovery. The Partnership intends to vigorously defend this matter.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy for the three month periods ended March 31, 1999 and 1998, was 96% and 93%, respectively. The Managing General Partner attributes this decrease to a softer local market.

Results of Operations

The Partnership realized net income of approximately $264,000 and $162,000 for the three month periods ended March 31, 1999 and 1998, respectively. The increase in net income is attributable to an increase in total revenues, primarily rental income, while total expenses remained constant. The increase in rental income is the result of increased average rental rates combined with the property management team renewing more leases at market rates which were more than offset the decrease in occupancy. Total expenses remained constant due to the increase in depreciation expense which was offset by a decrease in operating expense. The increase in depreciation is the result of an increase in property improvements and replacements at Pennbrook during 1998. The decrease in operating expense is primarily due to a decrease in exterior building repairs for the three months ended March 31, 1999.

Included in general and administrative expenses for the three months ended March 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $2,254,000 as compared to approximately $2,035,000 at March 31, 1998. For the three months ended March 31, 1999 cash and cash equivalents decreased approximately $1,164,000 from the Partnership's year ended December 31, 1998 due to approximately $2,058,000 of cash used in financing activities which was partially offset by approximately $218,000 of cash provided by investing activities and approximately $676,000 of cash provided by operating activities. Cash used in financing activities consisted of the distribution paid during the first quarter of 1999. Cash provided by investing activities consisted of withdrawals from restricted escrows held by the mortgage lender partially offset by property improvements and replacements. The Partnership invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. During the three months ended March 31, 1999, the Partnership completed approximately $53,000 of capital improvements at Village of Pennbrook consisting primarily of building improvements, carpet and vinyl replacement, appliances and parking lot improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,803,000 of capital improvements over the near term. The Partnership has budgeted approximately $546,000 in capital improvements for the Partnership's property in 1999. Budgeted capital improvements at Village of Pennbrook include structural improvements, HVAC condensing units, parking lot repairs, and carpeting. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $19,300,000 consists of interest only payments of approximately $118,000 at a stated rate of 7.33%. The mortgage matures on November 1, 2003, with the principal due on the maturity date. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

A cash distribution from operations of approximately $2,058,000 ($33.95 per limited partnership unit) was paid in January 1999. A cash distribution from operations of approximately $1,297,000 ($21.40 per limited partnership unit) was paid in January 1998. In addition, approximately $35,000 was declared in 1997 and paid in 1998 relating to the correction for previous amounts withheld on non-resident limited partners. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



a)   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.


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




                                NATIONAL PROPERTY INVESTORS 4

                                By:  NPI EQUITY INVESTMENTS, INC.,
                                     Managing General Partner

                                By:  /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President

                                By:  /s/Carla R. Stoner
                                    Carla R. Stoner
                                    Senior Vice President
                                    Finance and Administration



                                Date: May 12, 1999