Form 10QSB
period 1999-06-30
NATIONAL PROPERTY INVESTORS 4
filed 1999-08-06
CIK 318508

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


                  For the quarterly period ended June 30, 1999


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
                        (in thousands, except unit data)

                                  June 30, 1999



Assets

  Cash and cash equivalents                                        $  2,736

  Receivables and deposits                                              720

  Restricted escrows                                                    265

  Other assets                                                          437

  Investment property:

      Land                                            $  1,980

    Building and related personal property              24,811

                                                        26,791

      Less accumulated depreciation                    (19,454)       7,337


                                                                   $ 11,495


Liabilities and Partners' Deficit


Liabilities:

  Accounts payable                                                 $    100

  Tenant security deposit liabilities                                   429

  Other liabilities                                                     220

  Mortgage note payable                                              19,300


Partners' Deficit:

  General partner                                     $   (332)

  Limited partner (60,005 units issued and

    outstanding)                                        (8,222)      (8,554)


                                                                   $ 11,495


                 See Accompanying Notes to Financial Statements


   b)
                         NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)





                                      Three Months             Six Months

                                     Ended June 30,          Ended June 30,

                                    1999      1998           1999       1998


Revenues:

  Rental income                   $1,586     $1,562       $3,229      $3,107

  Other income                        96         79          174         152


     Total revenues                1,682      1,641        3,403       3,259


Expenses:

  Operating                         548        567          1,086       1,118

  General and administrative         41         37            218         211

  Depreciation                       267        244           515         483

  Interest                           373        372           745         744

  Property taxes                     123        117          245         237

     Total expenses                1,352      1,337        2,809       2,793


Net income                        $  330     $  304       $  594      $  466


Net income allocated to

  general partner (1%)            $    3     $    3       $    6      $    5

Net income allocated to

  limited partners (99%)             327        301          588         461

                                  $  330     $  304       $  594      $  466

Net income per limited

    partnership unit              $ 5.45     $ 5.02       $ 9.80      $ 7.69


Distribution per limited

  partnership unit                $   --     $   --       $33.95      $21.40


                 See Accompanying Notes to Financial Statements


 c)
                          NATIONAL PROPERTY INVESTORS 4
                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                  Limited

                                Partnership     General       Limited

                                   Units        Partner       Partners        Total

Original capital contributions     60,005     $      1      $  30,003      $  30,004


Partners' deficit at

  December 31, 1998                60,005     $   (317)     $  (6,773)     $  (7,090)


Net income for the six

months ended June 30, 1999             --            6            588            594


Distribution to partners               --          (21)        (2,037)        (2,058)


Partners' deficit at

  June 30, 1999                    60,005     $   (332)     $  (8,222)     $  (8,554)



                 See Accompanying Notes to Financial Statements


d)
                         NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                              Six Months Ended

                                                                  June 30,

                                                              1999       1998

Cash flows from operating activities:


  Net income                                                $   594     $   466

  Adjustments to reconcile net income to

  cash provided by operating activities:

   Depreciation                                                 515         483

   Amortization of loan costs                                    37          37

   Change in accounts:

      Receivables and deposits                                  (74)       (146)

      Other assets                                              100         151

      Accounts payable                                           87          64

      Tenant security deposit liabilities                        (6)         29

      Other liabilities                                          57         (46)


        Net cash provided by operating activities             1,310       1,038


Cash flows from investing activities:

  Net withdrawals from restricted escrows                       213         230

  Property improvements and replacements                       (147)       (256)


        Net cash provided by (used in) investing activities      66         (26)


Cash flows used in financing activities:

  Distribution to partners                                   (2,058)     (1,297)


Net decrease in cash and cash equivalents                      (682)       (285)


Cash and cash equivalents at beginning of period              3,418       3,048


Cash and cash equivalents at end of period                  $ 2,736     $ 2,763


Supplemental disclosure of cash flow information:

  Cash paid for interest                                    $   707     $   707


                 See Accompanying Notes to Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS 4

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the annual report of the Partnership on Form 10-KSB for the year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were incurred during the six month periods ended June 30, 1999 and 1998:

                                                               1999       1998

                                                                (in thousands)

Property management fees (included in operating expenses)     $171       $162

Reimbursement for services of affiliates (included in

  investment property and general and administrative and

  operating expenses)                                           52        60

Partnership management fee (included in general

  and administrative expense)                                   42        26

Non-accountable reimbursements (included in general

  and administrative expenses)                                 100       100


During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $171,000 and $162,000 for the six month periods ended June 30, 1999 and 1998, respectively, including approximately $3,000 of construction services reimbursements in 1998.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $52,000 and $60,000 for the six month periods ended June 30, 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner is entitled to receive $100,000 in both 1999 and 1998. This reimbursement was paid in both the six month periods ended June 30, 1999 and 1998.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership management fee in conjunction with a distribution of cash from operations, subject to certain limitations. This fee, in the amount of approximately $42,000 was paid in January 1999 in conjunction with the operating distribution made at that time. A fee in the amount of approximately $26,000 was paid in January 1998 in conjunction with the operating distribution that was accrued at December 31, 1997 and paid in January 1998.

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

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 10,528.99 (17.55%% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $272 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,560.00 units. As a result, AIMCO and its affiliates currently own 38,537 units of limited partnership interest in the Partnership representing 64.22% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - DISTRIBUTION TO PARTNERS

In January 1999, the Partnership distributed approximately $2,058,000 ($33.95 per limited partnership unit) to the partners from operations.

In January 1998, the Partnership distributed approximately $1,297,000 ($21.40 per limited partnership unit) to the partners from operations.

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

Factors management used to identify the enterprise's reportable segment

Segment information for the six months ended June 30, 1999 and 1998, (in thousands) is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999                                   Residential      Other        Totals

Rental income                           $  3,229     $     --      $  3,229
Other income                                 134           40           174
Interest expense                             745           --           745
Depreciation                                 515           --           515
General and administrative expense            --          218           218
Segment profit (loss)                        785         (191)          594
Total assets                               9,458        2,037        11,495
Capital expenditures for investment
  property                                   147           --           147

1998                                   Residential      Other        Totals

Rental income                           $  3,107     $     --      $  3,107
Other income                                  90           62           152
Interest expense                             744           --           744
Depreciation                                 483           --           483
General and administrative expense            --          211           211
Segment profit (loss)                        615         (149)          466
Total assets                               9,527        2,750        12,277
Capital expenditures for investment
  Properties                                 256           --           256

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy for the six month periods ended June 30, 1999 and 1998, was 94% and 93%, respectively.

Results of Operations

The Partnership realized net income of approximately $594,000 and $466,000 for the six month periods ended June 30, 1999 and 1998, respectively. For the three month periods ended June 30, 1999 and 1998, the Partnership realized net income of approximately $330,000 and $304,000, respectively. The increase in net income for both the three and six month periods ended June 30, 1999, is attributable to an increase in total revenues partially offset by a slight increase in total expenses. The increase in total revenues is due to increases in rental and other income. The increase in rental income is the result of increased average rental rates combined with more leases being renewed at market rates and a slight increase in occupancy. The increase in other income is primarily due to an increase in lease cancellation fees. The increase in total expenses is primarily due to the increase in depreciation expense which was partially offset by a decrease in operating expense. The increase in depreciation is the result of property improvements and replacements at Pennbrook during 1998. The decrease in operating expense is primarily due to a decrease in exterior building repairs and exterior painting for the six months ended June 30, 1999.

Included in general and administrative expenses for the six months ended June 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $2,736,000 as compared to approximately $2,763,000 at June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents decreased approximately $682,000 from the Partnership's year ended December 31, 1998, due to approximately $2,058,000 of cash used in financing activities which was partially offset by approximately $1,310,000 of cash provided by operating activities and approximately $66,000 of cash provided by investing activities. Cash used in financing activities consisted of the distribution paid to the partners during the first quarter of 1999. Cash provided by investing activities consisted of withdrawals from restricted escrows held by the mortgage lender partially offset by property improvements and replacements. The Partnership invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. During the six months ended June 30, 1999, the Partnership completed approximately $147,000 of capital improvements at Village of Pennbrook consisting primarily of building improvements, carpet and vinyl replacement, appliances, and heating improvements. These capital improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,803,000 of capital improvements over the near term. The Partnership has budgeted, but not limited to, approximately $546,000 in capital improvements for the Partnership's property in 1999. Budgeted capital improvements at Village of Pennbrook, which include certain of the required improvements and consist of structural improvements, HVAC condensing units, parking lot repairs, and carpeting. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $19,300,000 consists of interest only payments of approximately $118,000 at a stated rate of 7.33%. The mortgage matures on November 1, 2003, with the principal due on the maturity date. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

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

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 10,528.99 (17.55%% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $272 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,560.00 units. As a result, AIMCO and its affiliates currently own 38,537 units of limited partnership interest in the Partnership representing 64.22% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

          b)   Reports on Form 8-K:

               None filed during the quarter ended June 30, 1999.




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