Form 10QSB
period 1999-09-30
NATIONAL PROPERTY INVESTORS 4
filed 1999-11-12
CIK 318508

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-10412


                         NATIONAL PROPERTY INVESTORS 4
       (Exact name of small business issuer as specified in its charter)



        California                                     13-3031722
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)

                         NATIONAL PROPERTY INVESTORS 4
                                 BALANCE SHEET
                                  (Unaudited)

                        (in thousands, except unit data)


                               September 30, 1999



Assets
Cash and cash equivalents                                            $  1,175
Receivables and deposits                                                  497
Restricted escrows                                                        149
Other assets                                                              733
Investment property:
Land                                                   $  1,980
Buildings and related personal property                  25,026
                                                         27,006
Less accumulated depreciation                           (19,726)        7,280
                                                                     $  9,834
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                      $    47
Tenant security deposit liabilities                                       398
Accrued property taxes                                                     30
Other liabilities                                                         196
Mortgage note payable                                                  19,300

Partners' Deficit
General partner                                        $   (348)
Limited partner (60,005 units
issued and outstanding)                                  (9,789)      (10,137)
                                                                     $  9,834


                 See Accompanying Notes to Financial Statements


b)

                         NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                       1999        1998       1999       1998
Revenues:
Rental income                         $1,620      $1,597     $4,849     $4,704
Other income                              90         115        264        267
Total revenues                         1,710       1,712      5,113      4,971

Expenses:
Operating                                543         546      1,629      1,664
General and administrative               192          32        410        243
Depreciation                             272         249        787        732
Interest                                 372         373      1,117      1,117
Property taxes                           124         123        369        360
Total expenses                         1,503       1,323      4,312      4,116

Net income                            $  207      $  389     $  801     $  855

Net income allocated
to general partner (1%)               $    2      $    4     $    8     $    9
Net income allocated
to limited partners (99%)                205         385        793        846
                                     $   207      $  389    $   801    $   855
Net income per limited
partnership unit                     $  3.42      $ 6.42    $ 13.22    $ 14.10
Distribution per limited
partnership unit                     $ 29.53      $   --    $ 63.48    $ 21.40


                 See Accompanying Notes to Financial Statements

c)

                         NATIONAL PROPERTY INVESTORS 4
                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      60,005     $     1     $30,003     $ 30,004

Partners' deficit at
December 31, 1998                   60,005     $  (317)    $(6,773)    $ (7,090)

Net income for the nine months
ended September 30, 1999               --            8         793          801


Distributions to partners              --          (39)     (3,809)      (3,848)

Partners' deficit
   at September 30, 1999            60,005     $  (348)    $(9,789)    $(10,137)


                 See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Nine Months Ended
                                                               September 30,
                                                             1999        1998
Cash flows from operating activities:
Net income                                                  $  801      $  855
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation                                                   787         732
Amortization of loan costs                                      56          56
Change in accounts:
Receivables and deposits                                       149         101
Other assets                                                  (215)       (115)
Accounts payable                                                34         (33)
Tenant security deposit liabilities                            (37)         45
Accrued property taxes                                          30          --

Other liabilities                                               33         (51)
Net cash provided by operating activities                    1,638       1,590

Cash flows used in investing activities:
Net withdrawals from restricted escrows                        329         165
Property improvements and replacements                        (362)       (372)
Net cash used in investing activities                          (33)       (207)

Cash flows used in financing activities:
Distribution to partners                                    (3,848)     (1,297)

Net (decrease) increase in cash and cash equivalents        (2,243)         86
Cash and cash equivalents at beginning of period             3,418       3,048
Cash and cash equivalents at end of period                  $1,175      $3,134
Supplemental disclosure of cash flow information:
Cash paid for interest                                      $1,061      $1,061

                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 4
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were incurred during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)
Property management fees (included in operating expenses)      $255      $244

Reimbursement for services of affiliates (included in
  investment property and general and administrative and
  operating expenses)                                            84       110

Partnership management fee (included in general and
  administrative expense)                                       203        26

Non-accountable reimbursement (included in general
  and administrative expenses)                                  100       100


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $255,000 and $244,000 for the nine months ended September 30, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $84,000 and $110,000 for the nine months ended September 30, 1999 and 1998, respectively. These amounts include approximately $5,000 and $27,000 for construction services reimbursements in 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner is entitled to receive $100,000 in both 1999 and 1998. This reimbursement was paid in both the nine month periods ended September 30, 1999 and 1998.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $203,000 of fees have been paid in 1999 in conjunction with the operating distributions made during the nine months ended September 30, 1999. A fee in the amount of approximately $26,000 was paid in January 1998 in conjunction with the operating distribution that was accrued at December 31, 1997 and paid in January 1998.

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

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 10,528.99 (17.55% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $272 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,560.00 units. As a result, AIMCO and its affiliates currently own 38,537 units of limited partnership interest in the Partnership representing 64.22% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note F - Legal Proceedings").

NOTE D - DISTRIBUTION TO PARTNERS

In September 1999, the Partnership distributed approximately $1,790,000 (approximately $1,772,000 to the limited partners, $29.53 per limited partnership unit) to the partners from operations.

In January 1999, the Partnership distributed approximately $2,058,000 (approximately $2,037,000 to the limited partners, $33.95 per limited partnership unit) to the partners from operations.

In January 1998, the Partnership distributed approximately $1,297,000 (approximately $1,284,000 to the limited partners, $21.40 per limited partnership unit) to the partners from operations.

NOTE E - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: a residential property. The Partnership's residential property segment consists of one apartment complex in Pennsylvania. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

Segment information for the nine month periods ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Residential     Other     Totals

Rental income                          $ 4,849       $  --     $ 4,849
Other income                               210          54         264
Interest expense                         1,117          --       1,117
Depreciation                               787          --         787
General and administrative expense          --         410         410
Segment profit (loss)                    1,157        (356)        801
Total assets                             9,311         523       9,834
Capital expenditures for investment
  properties                               362          --        362

                1998                 Residential     Other     Totals

Rental income                          $ 4,704      $    --    $ 4,704
Other income                               172           95        267
Interest expense                         1,117           --      1,117
Depreciation                               732           --        732
General and administrative expense          --          243        243
Segment profit (loss)                    1,003         (148)       855
Total assets                             9,438        3,142     12,580
Capital expenditures for investment
  properties                               372          --        372

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 94% for both nine month periods ended September 30, 1999 and 1998.

Results of Operations

The Partnership realized net income of approximately $801,000 and $855,000 for the nine month periods ended September 30, 1999 and 1998, respectively. For the three month periods ended September 30, 1999 and 1998, the Partnership realized net income of approximately $207,000 and $389,000, respectively. The decrease in net income for both the three and nine months ended September 30, 1999, is attributable to an increase in total expenses partially offset by a slight increase in total revenues for the nine months ended September 30, 1999. The increase in total revenue is due to an increase in rental income as the result of increased average rental rates. The increase in total expenses is due to an increase in general and administrative expenses and depreciation expense. The increase in general and administrative expenses is primarily due to the increase in Partnership management fees associated with the distributions from operations during the first and third quarters of 1999. The increase in depreciation is the result of property improvements and replacements at Pennbrook during the past twelve months. During the three months ended
September 30, 1999, the decrease in net income is also attributable to a decrease in other income. The decrease in other income is primarily due to a decrease in interest income as a result of the distribution paid to the partners early in the third quarter of 1999.

Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,175,000 as compared to approximately $3,134,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents decreased approximately $2,243,000 from the Partnership's year ended December 31, 1998, due to approximately $3,848,000 of cash used in financing activities and approximately $33,000 of cash used in investing activities which was partially offset by approximately $1,638,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to partners during the first and third quarters of 1999. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows held by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. During the nine months ended September 30, 1999, the Partnership completed approximately $362,000 of capital improvements at Village of Pennbrook consisting primarily of building improvements, carpet and vinyl replacement, appliances, and heating improvements. The heating improvements are substantially complete as of September 30, 1999. These capital improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,803,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, approximately $546,000 in capital improvements for the Partnership's property in 1999, which include certain of the required improvements and consist of structural improvements, HVAC condensing units, parking lot improvements, and carpeting. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $19,300,000 consists of monthly interest only payments of approximately $118,000 at a stated rate of 7.33%. The mortgage matures on November 1, 2003, with the principal due on the maturity date. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Cash distributions from operations of approximately $3,848,000 (approximately $3,809,000 to the limited partners, $63.48 per limited partnership unit) were paid in 1999. A cash distribution from operations of approximately $1,297,000 (approximately $1,284,000 to the limited partners, $21.40 per limited partnership unit) was paid in 1998. In addition, approximately $35,000 was declared in 1997 and paid in 1998 relating to the correction for previous amounts withheld on non-resident limited partners. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in the remainder of 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 10,528.99 (17.55% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $272 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,560 units. As a result, AIMCO and its affiliates currently own 38,537 units of limited partnership interest in the Partnership representing 64.22% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note F - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


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



                              NATIONAL PROPERTY INVESTORS 4



                              By:  NPI EQUITY INVESTMENTS, INC.
                                   Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: