Form 10KSB
period 1999-12-30
NATIONAL PROPERTY INVESTORS 4
filed 2000-03-30
CIK 318508

March 29, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   National Property Investors 4
      Form 10-KSB
      File No. 0-10412


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
     [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $6,847,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

National Property Investors 4 (the "Partnership" or the "Registrant") was organized in July 1980, as a limited partnership under the California Uniform Limited Partnership Act. NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), a Florida corporation, is the Managing General Partner of the Partnership and is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"). (See "Transfer of Control".) The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

The principal business of the Partnership is to hold for investment and ultimately sell income-producing multi-family residential properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties. In 1981, the Partnership offered, pursuant to a registration statement filed with the Securities Exchange Commission, 70,000 Limited Partnership units (the "Units") and sold 60,005 units aggregating $30,002,500. The net proceeds of the offering were used to acquire seven income-producing residential properties. The Partnership's original property portfolio was geographically diversified. The Partnership's acquisition activities were completed in May 1982 and since then the principal activity of the Partnership has been managing its portfolio. Six of the properties were sold prior to 1997. The Partnership currently owns one residential property (see "Item 2. Description of Property"). Since its initial offering the Partnership has not received, nor are the Limited Partners required to make, additional capital contributions.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. Property management services are provided by an affiliate of the Managing General Partner.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States such units represent an insignificant percentage of the total apartment units in the United States and competition for the apartments is local.

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

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:

                                    Date of
Property                            Purchase     Type of Ownership        Use

Village of Pennbrook Apartments     12/15/81  Fee simple, subject to   Apartment
  Falls Township, Pennsylvania                first mortgage           722 units

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                          Gross
                         Carrying   Accumulated                           Federal
Property                  Value    Depreciation     Rate      Method     Tax Basis
                             (in thousands)                            (in thousands)
Village of Pennbrook
  Apartments              $27,234     $20,003    5-27.5 yrs    S/L        $ 4,419

See  "Item 7.  Financial  Statements,  Notes A and J" for a  description  of the
Partnership's   depreciation   policy  and  change  in   accounting   principle,
respectively.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                    Principal                                               Principal
                   Balance At     Monthly      Stated                        Balance
                   December 31,   Payment     Interest  Period   Maturity    Due At
Property              1999     Interest Only    Rate   Amortized   Date     Maturity
                         (in thousands)                                  (in thousands)
Village of Pennbrook
  Apartments         $19,300       $ 118       7.33%      (1)    11/01/03    $19,300

(1)   Interest only payments with principle due November 1, 2003.

See "Item 7. Financial Statements - Note E" for information with respect to the Registrant's ability to repay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 1999 and 1998 for the property:

                                   Average Annual
                                     Rental Rates                   Average
                                      (per unit)                   Occupancy
 Property                         1999           1998           1999        1998
 Village of Pennbrook
   Apartments                   $9,684          $9,370          94%          94%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for the property:

                                              1999              1999
                                             Billing            Rate
       Village of Pennbrook
         Apartments                           $520             4.82%

Capital Improvements

Village of Pennbrook Apartments

During the twelve  months ended  December 31, 1999,  the  Partnership  completed approximately $590,000 of capital improvements at Village of Pennbrook consisting primarily of structural improvements, carpet and vinyl replacement, appliances, parking lot improvements, and heating improvements. These capital improvements were funded from replacement reserves and cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $216,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flows generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 60,005 limited partnership units aggregating $30,002,500. As of December 31, 1999, the Partnership had 60,005 units outstanding held by 1,301 limited partners of record. Affiliates of the Managing General Partner own 43,106 units or 71.84% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999. All were distributions of cash from operations (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

                                                    Distributions
                                                              Per Limited
                                          Aggregate (2)     Partnership Unit

          01/01/98 - 12/31/98              $1,297,000            $21.40

          01/01/99 - 12/31/99               4,398,000 (1)         72.56


(1)   $551,000 was accrued at December 31, 1999, and paid in January 2000.

(2)   Distributions were from operations.

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing, and/or property sale. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 43,106 limited partnership units in the Partnership representing 71.84% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matter, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $841,000 and $1,158,000 for the years ended December 31, 1999 and 1998, respectively. The decrease in net income is attributable to an increase in total expenses which more than offset an increase in total revenues. The increase in total revenues is the result of increased average rental rates charged at the property. The increase in total expenses is due to an increase in general and administrative expenses, operating expenses, and depreciation expense. The increase in general and administrative expenses is primarily due to the increase in Partnership management fees associated with the increase in distributions from operations during 1999. The increase in operating expense is due to increased legal expenses. The increase in depreciation expense is the result of capital improvements at Pennbrook during the past twelve months.

Included in general and administrative expenses for the year ended December 31, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with industry practice and the policies of the Managing General Partner. The effect of this change in net income for 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Capital Resources and Liquidity

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $1,618,000 compared to approximately $3,418,000 at December 31, 1998. Cash and cash equivalents decreased approximately $1,800,000 from the Partnership's previous year ended December 31, 1998. The decrease is due to approximately $3,847,000 of cash used in financing activities and approximately $285,000 of cash used in investing activities which was partially offset by approximately $2,332,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $216,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flows generated by the property. The capital improvements will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,300,000 consists of interest only payments of approximately $118,000 at a stated rate of 7.33%. The mortgage matures on November 1, 2003, with the principal due on the maturity date. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Cash distributions from operations of approximately $3,847,000 were paid during the year ended December 31, 1999, of which approximately $3,809,000 was paid to the limited partners ($63.48 per limited partnership unit). At December 31, 1999 a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000. In January 1998, the Partnership distributed approximately $1,297,000 (approximately $1,284,000 to the limited partners, $21.40 per limited partnership unit) to the partners from operations. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2000 or subsequent periods.

Tender Offer

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 43,106 units of limited partnership units in the Partnership representing 71.84% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership has not been materially adversely affected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely affected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Balance Sheet - December 31, 1999

Statements of Operations - Years ended December 31, 1999 and 1998

Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
National Property Investors 4


We have audited the accompanying balance sheet of National Property Investors 4 as of December 31, 1999, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 21, 2000

                           NATIONAL PROPERTY INVESTORS 4

                                  BALANCE SHEET

                        (in thousands, except unit data)

                                December 31, 1999

Assets:
   Cash and cash equivalents                                                $  1,618
   Receivables and deposits                                                      653
   Restricted escrows                                                            173
   Other assets                                                                  540
   Investment property (Notes E and F):
      Land                                                    $  1,980
      Buildings and related personal property                   25,254
                                                                27,234

      Less accumulated depreciation                            (20,003)        7,231

                                                                            $ 10,215

Liabilities and Partners' Deficit

Liabilities:
   Accounts payable                                                           $   35
   Tenant security deposit liabilities                                           362
   Other liabilities                                                             614
   Distribution payable                                                          551
   Mortgage note payable (Note E)                                             19,300

Partners' Deficit:
   General partner                                             $  (353)
   Limited partners (60,005 units issued and
      outstanding)                                             (10,294)      (10,647)

                                                                            $ 10,215

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF OPERATIONS

                        (in thousands, except unit data)

                                                           Years Ended December 31,
                                                              1999         1998
Revenues:
   Rental income                                             $ 6,491      $ 6,361
   Other income                                                  356          351
      Total revenues                                           6,847        6,712

Expenses:
   Operating                                                   2,417        2,224
   General and administrative                                    530          365
   Depreciation                                                1,064          993
   Interest                                                    1,489        1,489
   Property taxes                                                506          483
      Total expenses                                           6,006        5,554

Net income (Note G)                                           $  841      $ 1,158

Net income allocated to general partner (1%)                   $   8         $ 12
Net income allocated to limited partners (99%)                   833        1,146

                                                              $  841      $ 1,158

Net income per limited partnership unit                      $ 13.88      $ 19.10

Distributions per limited partnership unit                   $ 72.56      $ 21.40


                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 4

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                      Limited
                                     Partnership    General     Limited
                                        Units       Partner     Partners      Total

Original capital contributions         60,005         $  1      $ 30,003    $ 30,004

Partners' deficit at
  December 31, 1997                    60,005       $ (316)     $ (6,635)   $ (6,951)

Distribution to partners                   --          (13)       (1,284)     (1,297)

Net income for the year ended
  December 31, 1998                        --            12        1,146       1,158

Partners' deficit at
  December 31, 1998                    60,005          (317)      (6,773)     (7,090)

Distributions to partners                  --           (44)      (4,354)     (4,398)

Net income for the year ended
  December 31, 1999                        --             8          833         841

Partners' deficit at
  December 31, 1999                    60,005       $  (353)     $(10,294)   $(10,647)


                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                             Years Ended December 31,
                                                                 1999         1998
Cash flows from operating activities:
  Net income                                                     $ 841       $ 1,158
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                   1,064          993
   Amortization of loan costs                                        75           75
   Change in accounts:
      Receivables and deposits                                       (7)          17
      Other assets                                                  (41)           4
      Accounts payable                                               22          (57)
      Tenant security deposit liabilities                           (73)          30
      Other liabilities                                             451          (39)

          Net cash provided by operating activities               2,332        2,181

Cash flows from investing activities:

  Net withdrawals from restricted escrows                           305          118
  Property improvements and replacements                           (590)        (597)

          Net cash used in investing activities                    (285)        (479)

Cash flows from financing activities:

  Backup withholding paid to limited partners                        --          (35)
  Distributions to partners                                      (3,847)      (1,297)

          Net cash used in financing activities                  (3,847)      (1,332)

Net (decrease) increase in cash and cash equivalents             (1,800)         370

Cash and cash equivalents at beginning of year                    3,418        3,048

Cash and cash equivalents at end of year                        $ 1,618      $ 3,418

Supplemental information:
  Cash paid for interest                                        $ 1,415      $ 1,415

Supplemental information of non-cash activity:
  Distribution payable                                           $  551        $  --


                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 4

                          Notes to Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization

National Property Investors 4, a California Limited Partnership (the "Partnership" or "Registrant") was formed on July 1, 1980, to acquire, hold for investment, and ultimately sell income producing real estate property. Capital contributions of $30,002,500 ($500 per unit) were made by the limited partners. In addition, the general partner contributed $1,000. The Partnership owns one apartment complex located in Falls Township, Pennsylvania. The managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 and 1998.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (see Note J).

Cash and Cash Equivalents

Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Loan Costs

Loan costs of approximately $523,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1999, accumulated amortization is approximately $231,000. Amortization of loan costs is included in interest expense.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Replacement Reserve Escrow

Village of Pennbrook Apartments maintains a replacement reserve escrow to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. As of December 31, 1999, the balance in this account is approximately $173,000.

Fair Value of Financial Statements

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

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from similar complexes in the area. Concessions are charged against rental income as incurred.

Allocation of Profits, Gains, and Losses

Profits, gains, and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosure.

Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the financial statements of the Partnership.

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $89,000 in 1999 and $71,000 for 1998 are charged to expense as incurred and are included in operating expenses.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 1999 and 1998 (in thousands):

                                                         1999       1998

Property management fees (included in operating         $ 343      $ 330
  expenses)
Reimbursement for services of affiliates
  (included in investment property and operating
  and general and administrative expenses)                122        142
Partnership management fee (included in other
  liabilities and general and administrative              232         26
  expenses)
Non-accountable reimbursement (included in general
  and administrative expenses)                            100        100

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $343,000 and $330,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $122,000 and $142,000 for the years ended December 31, 1999 and 1998, respectively, including approximately $18,000 and $33,000 of construction services reimbursements in 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive $100,000 in both years ended December 31, 1999 and 1998.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with a distribution of cash from operations, subject to certain limitations. The fee in the amount of $29,000, related to the December 1999 operating distribution was accrued at December 31, 1999 and paid in January 2000. The fee in the amount of approximately $203,000 was paid during 1999 in conjunction with the operating distribution made during the year. The fee in the amount of approximately $26,000 was paid January 1998 in conjunction with the operating distribution made at that time.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 43,106 units of limited partnership units in the Partnership representing 71.84% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

The Managing General Partner has made available to the Partnership a $300,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future.

Note D - Distributions

Cash distributions from operations of approximately $3,847,000 were paid during the year ended December 31, 1999, of which approximately $3,809,000 was paid to the limited partners ($63.48 per limited partnership unit). At December 31, 1999 a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000. In January 1998, the Partnership distributed approximately $1,297,000 (approximately $1,284,000 to the limited partners, $21.40 per limited partnership unit) to the partners from operations.

Note E - Mortgage Note Payable

The principal terms of mortgage note payable are as follows:

                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Including   Interest  Maturity      Due At
Property                    1999       Interest      Rate      Date       Maturity
                             (in thousands)                            (in thousands)
Village of Pennbrook
  Apartments               $19,300       $ 118      7.33%    11/01/03      $19,300

The mortgage payable requires interest only payments with a balloon payment due in 2003.

The mortgage note payable is non-recourse and is secured by pledge of the Partnership's rental property and by pledge of revenues from the investment property. Prepayment penalties are imposed if the mortgage note is repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Note F - Real Estate and Accumulated Depreciation

                                                        Initial Cost
                                                       To Partnership
                                                       (in thousands)
                                                              Buildings        Cost
                                                             and Related    Capitalized
                                                              Personal     Subsequent to
Description                         Encumbrances     Land     Property      Acquisition
                                   (in thousands)                         (in thousands)
Village of Pennbrook Apartments
  Falls Township, Pennsylvania         $19,300     $ 1,972     $18,245        $ 7,017




                      Gross Amount At Which Carried
                          At December 31, 1999
                             (in thousands)
                                Buildings
                               And Related
                                Personal             Accumulated     Date    Depreciable
Description             Land    Property    Total    Depreciation  Acquired  Life-Years
                                                    (in thousands)
Village of Pennbrook
  Apartments          $ 1,980    $25,254   $27,234     $20,003      12/81    5-27.5 yrs

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    December 31,
                                                 1999          1998
                                                   (in thousands)
Investment Property
Balance at beginning of year                    $26,644       $26,047
    Property improvements                           590           597
Balance at end of year                          $27,234       $26,644

Accumulated Depreciation
Balance at beginning of year                    $18,939       $17,946
    Additions charged to expense                  1,064           993
Balance at end of year                          $20,003       $18,939

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $4,805,000 and $4,215,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $386,000 and $39,000, respectively. Due to Insignia Properties, L.P. acquiring over 50% of the limited partnership units during 1998, the Partnership was technically terminated for tax purposes.

Note G - Income Taxes

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):

                                                December 31,
                                              1999         1998

Net income as reported                       $  841       $ 1,158
Add (deduct):
  Depreciation differences                      717           762
  Prepaid rent                                   49            90
  Other                                         219            (8)

Federal taxable income                      $ 1,826       $ 2,002

Federal taxable income per limited
  partnership unit                          $ 30.12       $ 33.03

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' deficit (in thousands):

                                                      1999

         Partners' deficit as reported              $(10,647)
         Land and buildings                          (22,429)
         Accumulated depreciation                     19,617
         Syndication and distribution costs            3,375
         Other                                           407

         Partners' deficit - Federal tax basis      $ (9,677)

Note H - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues

The Partnership has one reportable segment: residential property. The Partnership's residential property segment consists of one apartment complex in Pennsylvania. The Partnership rents apartment units for terms that are typically twelve months or less.

Measurement of segment profit or loss

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other      Totals

Rental income                             $ 6,491       $   --    $ 6,491
Other income                                  293           63        356
Interest expense                            1,489           --      1,489
Depreciation                                1,064           --      1,064
General and administrative expense             --          530        530
Segment profit (loss)                       1,308         (467)       841
Total assets                                9,578          637     10,215
Capital expenditures for investment
  property                                    590           --        590

                 1998                   Residential     Other      Totals

Rental income                             $ 6,361       $   --    $ 6,361
Other income                                  235          116        351
Interest expense                            1,489           --      1,489
Depreciation                                  993           --        993
General and administrative expense             --          365        365
Segment profit (loss)                       1,407         (249)     1,158
Total assets                                9,732        3,089     12,821
Capital expenditures for investment
  property                                    597           --        597

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. The Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heat unit in the deceased's apartment at the Partnership's property, the decedent lost consciousness for several hours, suffered respiratory arrest, and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence. This matter is currently in the preliminary stages of discovery. The Partnership intends to vigorously defend this matter.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with industry practice and the policies of the Managing General Partner. The effect of this change on net income for 1999 was not material. The cumulative effect, had this change been applied to prior years, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the director nor the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 1999, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                             Number of         Percent
                                               Units          of Total
Insignia Properties, L.P.                     32,525           54.20%
  (an affiliate of AIMCO)
IPLP Acquisition I, LLC                         4,452           7.42%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                          6,129          10.22%
  (an affiliate of AIMCO)

Insignia Properties, L.P. and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 Colorado Boulevard, Denver, CO 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 1999 and 1998 (in thousands):

                                                    1999       1998
                                                     (in thousands)
Property management fees                            $343       $330
Reimbursement for services of affiliates             122        142
Partnership management fee                           232         26
Non-accountable reimbursement                        100        100

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property as compensation for providing property management services. The Registrant paid to such affiliates approximately $343,000 and $330,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $122,000 and $142,000 for the years ended December 31, 1999 and 1998, respectively, including approximately $18,000 and $33,000 of construction services reimbursements in 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive $100,000 in 1999.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with a distribution of cash from operations, subject to certain limitations. The fee in the amount of $29,000, related to the December 1999 operating distribution was accrued at December 31, 1999 and paid in January 2000. The fee in the amount of approximately $203,000 was paid during 1999 in conjunction with the operating distribution made during the year. The fee in the amount of approximately $26,000 was paid January 1998 in conjunction with the operating distribution made at that time.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 43,106 units of limited partnership units in the Partnership representing 71.84% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

The Managing General Partner has made available to the Partnership a $300,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

          None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                                  EXHIBIT INDEX

Exhibit

2.1  NPI,  Inc.  Stock  Purchase   Agreement   dated  as  of  August  17,  1995,
     incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

2.2 Partnership Units Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

2.3 Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

2.4 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT shown as Exhibit 2.1 in 8-K dated as of October 1, 1988.

2.5 Master Indemnity Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13 1989, and as thereafter supplemented contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-63733).

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

10.5 Multifamily Note dated September 30, 1996, by and between the Partnership and Lehman Brothers Holding, Inc. for the Village of Pennbrook incorporated by reference to Exhibit 10.5 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

10.6 Multifamily Note dated November 1, 1996, by and between the Partnership and Lehman Brothers Holding, Inc. for the Village of Pennbrook incorporated by reference to Exhibit 10.6 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

16 Letter dated December 8, 1997, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in this Current Report.

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27   Financial Data Schedule.

                                                                      Exhibit 18



February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
NPI Equity Investments, Inc.
Managing General Partner of National Property Investors 4
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Financial Statements of National Property Investors 4 included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP