Form 10QSB
period 2000-03-31
NATIONAL PROPERTY INVESTORS 4
filed 2000-05-12
CIK 318508

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

                   For the quarterly period ended March 31, 2000


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
                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                $ 1,255
   Receivables and deposits                                                     838
   Restricted escrows                                                           220
   Other assets                                                                 420
   Investment property:
       Land                                                  $  1,980
       Buildings and related personal property                 25,358
                                                               27,338
       Less accumulated depreciation                          (20,281)        7,057
                                                                            $ 9,790

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   12
   Tenant security deposit liabilities                                          350
   Other liabilities                                                            429
   Mortgage note payable                                                     19,300

Partners' Deficit
   General partner                                            $  (350)
   Limited partners (60,005 units
      issued and outstanding)                                  (9,951)      (10,301)
                                                                            $ 9,790

                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                   Three Months Ended
                                                        March 31,
                                                2000                1999
Revenues:
   Rental income                              $ 1,672             $ 1,643
   Other income                                    61                  78
       Total revenues                           1,733               1,721

Expenses:
   Operating                                      551                 538
   General and administrative                      52                 177
   Depreciation                                   278                 248
   Interest                                       372                 372
   Property taxes                                 134                 122
       Total expenses                           1,387               1,457

Net income                                     $  346               $ 264

Net income allocated
   to general partner (1%)                      $   3                 $ 3
Net income allocated
   to limited partners (99%)                      343                 261
                                               $  346               $ 264
Net income per limited
   partnership unit                            $ 5.72              $ 4.35
Distribution per limited
   partnership unit                             $  --             $ 33.95

                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 4
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)


                                     Limited
                                   Partnership   General     Limited
                                      Units      Partner     Partners       Total

Original capital contributions        60,005       $   1     $ 30,003     $ 30,004

Partners' deficit at
   December 31, 1999                  60,005      $ (353)    $(10,294)    $(10,647)

Net income for the three months
   ended March 31, 2000                   --           3          343          346

Partners' deficit at
   March 31, 2000                     60,005      $ (350)    $ (9,951)    $(10,301)

                   See Accompanying Notes to Financial Statements

d)
                           NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                      March 31,
                                                                  2000          1999
Cash flows from operating activities:
  Net income                                                     $  346        $ 264
  Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation                                                     278          248
   Amortization of loan costs                                        19           19
   Change in accounts:
      Receivables and deposits                                     (185)           9
      Other assets                                                  101           89
      Accounts payable                                              (23)          44
      Tenant security deposit liabilities                           (12)          (4)
      Other liabilities                                            (185)           7
       Net cash provided by operating activities                    339          676

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows             (47)         271
  Property improvements and replacements                           (104)         (53)
       Net cash (used in) provided by investing activities         (151)         218

Cash flows used in financing activities:
  Distribution to partners                                         (551)      (2,058)

Net decrease in cash and cash equivalents                          (363)      (1,164)
Cash and cash equivalents at beginning of period                  1,618        3,418
Cash and cash equivalents at end of period                      $ 1,255      $ 2,254

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  354        $ 354

Distributions to partners were accrued at December 31, 1999 and paid in January 2000.

                   See Accompanying Notes to Financial Statements

e)
                           NATIONAL PROPERTY INVESTORS 4
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were incurred during the three month periods ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $ 86      $ 86

 Reimbursement for services of affiliates (included in
   investment property and general and administrative and
   operating expenses)                                              26        26

 Partnership management fee (included in other liabilities
   and general and administrative expense)                          --        42

 Non-accountable reimbursement (included in general
   and administrative expenses)                                     --       100

During the three months ended March 31, 2000, and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $86,000 for both three month periods ended March 31, 2000, and 1999, respectively.

Affiliates  of  the  Managing   General  Partner  received   reimbursements   of
accountable administrative expenses amounting to approximately $26,000 for both of the three month periods ended March 31, 2000, and 1999.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive $100,000 for such services in 1999, which was paid during the three month period ended March 31, 1999. No such fee was paid for the period ended March 31, 2000.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $42,000 of fees were paid in January 1999 in conjunction with the operating distribution made at that time. No such fee was due during the three month period ended March 31, 2000.

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

AIMCO and its affiliates currently own 43,188 limited partnership units in the Partnership representing 71.974% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 71.974% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership.

Note D - Distribution to Partners

Cash distributions from operations of approximately $2,058,000 were paid during the three months ended March 31, 1999, of which approximately $2,037,000 was paid to the limited partners ($33.95 per limited partnership unit). At December 31, 1999, a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

Segment information for the three month periods ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                  Residential      Other     Totals

Rental income                            $ 1,672       $   --    $ 1,672
Other income                                  59            2         61
Interest expense                             372           --        372
Depreciation                                 278           --        278
General and administrative expense            --           52         52
Segment profit (loss)                        396          (50)       346
Total assets                               9,745           45      9,790
Capital expenditures for investment
  property                                   104           --        104


                 1999                  Residential     Other     Totals

Rental income                           $ 1,643       $   --    $ 1,643
Other income                                 57           21         78
Interest expense                            372           --        372
Depreciation                                248           --        248
General and administrative expense           --          177        177
Segment profit (loss)                       420         (156)       264
Total assets                              9,006        2,068     11,074
Capital expenditures for investment
  property                                   53           --         53

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 95% and 96% for the three month periods ended March 31, 2000, and 1999, respectively.

Results of Operations

The Partnership realized net income of approximately $346,000 and $264,000 for the three month periods ended March 31, 2000 and 1999, respectively. The increase in net income is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is primarily the result of increased average rental rates. The decrease in total expenses is due to a decrease in general and administrative expenses partially offset by increases in depreciation and operating expenses. The decrease in general and administrative expenses is primarily due to the decrease in the Partnership management fee and non-accountable reimbursement associated with the distribution from operations during the first quarter of 1999. The increase in depreciation  is  the  result  of  property  improvements  and  replacements  at
Pennbrook during the past year. The increase in operating expense is attributable to an increase in maintenance expense due primarily to snow removal expenses at Pennbrook during the three month period ended March 31, 2000.

Included in general and administrative expenses for the three months ended March 31, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,255,000 as compared to approximately $2,254,000 at March 31, 1999. For the three months ended March 31, 2000, cash and cash equivalents decreased approximately $363,000 from the Partnership's year ended December 31, 1999. This decrease was due to approximately $551,000 of cash used in financing activities and approximately $151,000 of cash used in investing activities partially offset by approximately $339,000 of cash provided by operating activities. Cash used in financing activities consisted of a distribution paid to partners during the first quarter of 2000. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows held by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Approximately $273,000 has been budgeted for capital improvements at Village of Pennbrook during the year 2000, consisting primarily of floor covering replacements, appliances, heating units, and parking lot improvements. During the three months ended March 31, 2000, the Partnership completed approximately $104,000 of capital improvements at Village of Pennbrook consisting primarily of appliance replacements, structural improvements, water heater replacements, and carpet and vinyl replacement. These capital improvements were funded from operating cash flows. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flows generated by the property. The capital improvements will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Cash distributions from operations of approximately $2,058,000 were paid during the three months ended March 31, 1999, of which approximately $2,037,000 was paid to the limited partners ($33.95 per limited partnership unit). At December 31, 1999, a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000.

The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item I. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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