Form 10QSB
period 2000-06-30
NATIONAL PROPERTY INVESTORS 4
filed 2000-08-09
CIK 318508

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

                    For the quarterly period ended June 30, 2000


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

                                   (Unaudited)

                          (in thousands, except unit data)


                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $  257
   Receivables and deposits                                                     963
   Restricted escrows                                                           267
   Other assets                                                                 333
   Investment property:
       Land                                                  $  1,980
       Buildings and related personal property                 25,497
                                                               27,477
       Less accumulated depreciation                          (20,565)        6,912
                                                                            $ 8,732

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                         $   106
   Tenant security deposit liabilities                                          372
   Other liabilities                                                            443
   Mortgage note payable                                                     19,300

Partners' Deficit

   General partner                                            $ (362)
   Limited partners (60,005 units
      issued and outstanding)                                 (11,127)      (11,489)
                                                                            $ 8,732

                   See Accompanying Notes to Financial Statements


b)

                           NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
                                        2000         1999         2000         1999

Revenues:
   Rental income                    $ 1,737      $ 1,586       $ 3,409     $ 3,229
   Other income                          96           96           157         174
       Total revenues                 1,833        1,682         3,566       3,403

Expenses:
   Operating                            581          548         1,132       1,086
   General and administrative           185           41           237         218
   Depreciation                         284          267           562         515
   Interest                             373          373           745         745
   Property taxes                       134          123           268         245
       Total expenses                 1,557        1,352         2,944       2,809

Net income                          $   276      $   330       $   622     $   594

Net income allocated to
   general partner (1%)                   3            3             6           6
Net income allocated to
   limited partners (99%)               273          327           616         588
                                    $   276      $   330       $   622     $   594
Net income per limited
   partnership unit                 $  4.55      $  5.45       $ 10.27     $  9.80

Distribution per limited

   partnership unit                 $ 24.15      $    --       $ 24.15     $ 33.95

                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 4
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        60,005      $    1     $ 30,003     $ 30,004

Partners' deficit at
   December 31, 1999                  60,005      $ (353)    $(10,294)    $(10,647)

Distributions to partners                            (15)      (1,449)      (1,464)

Net income for the six months
   ended June 30, 2000                    --           6          616          622

Partners' deficit at
   June 30, 2000                      60,005      $ (362)    $(11,127)    $(11,489)

                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $  622        $ 594
  Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation                                                     562          515
   Amortization of loan costs                                        37           37
   Change in accounts:
      Receivables and deposits                                     (310)         (74)
      Other assets                                                  170          100
      Accounts payable                                               71           87
      Tenant security deposit liabilities                            10           (6)
      Other liabilities                                            (171)          57
       Net cash provided by operating activities                    991        1,310

Cash flows from investing activities:

  Net (deposits to) withdrawals from restricted escrows             (94)         213
  Property improvements and replacements                           (243)        (147)
       Net cash (used in) provided by investing activities         (337)          66

Cash flows used in financing activities:

  Distribution to partners                                       (2,015)      (2,058)

Net decrease in cash and cash equivalents                        (1,361)        (682)
Cash and cash equivalents at beginning of period                  1,618        3,418
Cash and cash equivalents at end of period                       $ 257       $ 2,736

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $ 707        $ 707

Distributions to partners of approximately $551,000 were accrued at December 31, 1999 and paid in January 2000.

                   See Accompanying Notes to Financial Statements

e)
                           NATIONAL PROPERTY INVESTORS 4
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were incurred during the six month periods ended June 30, 2000 and 1999:

                                                                2000      1999
                                                                (in thousands)
 Property management fees (included in operating expenses)      $ 176     $ 171

 Reimbursement for services of affiliates (included in
   investment property and general and administrative and
   operating expenses)                                             58        52

 Partnership management fee (included in general and
   administrative expense)                                         30        42

 Non-accountable reimbursement (included in general
   and administrative expenses)                                   100       100

During the six months ended June 30, 2000, and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $176,000 and $171,000 for the six month periods ended June 30, 2000, and 1999, respectively.

Affiliates  of  the  Managing   General  Partner  received   reimbursements   of
accountable administrative expenses amounting to approximately $58,000 and $52,000 for the six month periods ended June 30, 2000, and 1999, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for the non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to receive $100,000 for such services in both 2000 and 1999, which was paid during the six month periods ended June 30, 2000 and 1999.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. During the six month periods ended June 30, 2000 and 1999, approximately $30,000 and $42,000, respectively, was paid in conjunction with the operating distributions.

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

AIMCO and its affiliates currently own 43,188 limited partnership units in the Partnership representing 71.974% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 71.974% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of the Managing General Partner, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership.

Note D - Distribution to Partners

Cash distributions from operations of approximately $1,464,000 were paid during the six months ended June 30, 2000, of which approximately $1,449,000 was paid to the limited partners ($24.15 per limited partnership unit). At December 31, 1999, a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000.

Cash distributions from operations of approximately $2,058,000 were paid during the six months ended June 30, 1999, of which approximately $2,037,000 was paid to the limited partners ($33.95 per limited partnership unit).

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

Factors management used to identify the enterprise's reportable segment:

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended June 30, 2000    Residential     Other     Totals

Rental income                            $ 1,737       $ --      $ 1,737
Other income                                  96           --         96
Interest expense                             373           --        373
Depreciation                                 284           --        284
General and administrative expense            --          185        185
Segment profit (loss)                        461         (185)       276

    Six Months Ended June 30, 2000     Residential     Other     Totals

Rental income                            $ 3,409       $ --      $ 3,409
Other income                                 155            2        157
Interest expense                             745           --        745
Depreciation                                 562           --        562
General and administrative expense            --          237        237
Segment profit (loss)                        857         (235)       622
Total assets                               8,494          238      8,732
Capital expenditures for investment
  property                                   243           --        243

    Three Months Ended June 30, 1999    Residential     Other      Totals

Rental income                           $ 1,586       $   --    $ 1,586
Other income                                 77           19         96
Interest expense                            373           --        373
Depreciation                                267           --        267
General and administrative expense           --           41         41
Segment profit (loss)                       352          (22)       330

    Six Months Ended June 30, 1999     Residential     Other      Totals

Rental income                           $ 3,229       $   --    $ 3,229
Other income                                134           40        174
Interest expense                            745           --        745
Depreciation                                515           --        515
General and administrative expense           --          218        218
Segment profit (loss)                       772         (178)       594
Total assets                              9,458        2,037     11,495
Capital expenditures for investment
  property                                  147           --        147

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 96% and 94% for the six month periods ended June 30, 2000, and 1999, respectively.

Results of Operations

The Partnership realized net income of approximately $622,000 and $594,000 for the six month periods ended June 30, 2000 and 1999, respectively. The increase in net income for the six months ended June 30, 2000 is attributable to an increase in total revenues largely offset by an increase in total expenses. The increase in total revenues is primarily due to an increase in rental income partially offset by a decrease in other income. The increase in rental income is due to an increase in both average occupancy and average rental rates at the property. The decrease in other income is primarily due to a decrease in interest income as a result of lower average cash balances in interest bearing accounts. The increase in total expenses is primarily the result of increased operating and depreciation expenses. The increase in operating expense is primarily due to an increase in property, administrative and insurance expenses at the Partnership's investment property. The increase in property expense is primarily due to an increase in manager and maintenance salaries. The increase in administrative expense is primarily due to an increase in legal expense as a result of the Schubert matter discussed in "Part 1 - Financial Information, Item
1. Financial Statements, Note F - Legal Proceedings". The increase in insurance expense is the result of an increase in the insurance policy premiums. The increase in depreciation is the result of property improvements and replacements at Pennbrook during the past year.

The Partnership realized net income of approximately $276,000 and $330,000 for the three months ended June 30, 2000 and 1999, respectively. The decrease in net income is attributable to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses is primarily due to increased operating, general and administrative and depreciation expenses. For the increase in operating and depreciation expense, refer to the discussions above. The increase in general and administrative expense is primarily due to the timing of the payment of Partnership management fees and non-accountable reimbursements in 2000 and 1999. During 2000, these amounts were paid along with the distributions during the three months ended June 30, 2000. During 1999, these amounts were paid along with the distributions during the three months ended March 31, 1999. The increase in total revenues is primarily due to an increase in rental income, as discussed above.

Included in general and administrative expenses for the six months ended June 30, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $257,000 as compared to approximately $2,736,000 at June 30, 1999. For the six months ended June 30, 2000, cash and cash equivalents decreased approximately $1,361,000 from the Partnership's year ended December 31, 1999. This decrease was due to approximately $2,015,000 of cash used in financing activities and approximately $337,000 of cash used in investing activities partially offset by approximately $991,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows held by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Approximately $295,000 has been budgeted for capital improvements at Village of Pennbrook during the year 2000, consisting primarily of floor covering replacements, appliances, heating units, and parking lot improvements. During the six months ended June 30, 2000, the Partnership completed approximately $243,000 of budgeted and unbudgeted capital improvements at Village of Pennbrook consisting primarily of appliance replacements, structural improvements, water heater replacements, and carpet and vinyl replacement. These capital improvements were funded from operating cash flows. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flows generated by the property. The capital improvements will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Cash distributions from operations of approximately $1,464,000 were paid during the six months ended June 30, 2000, of which approximately $1,449,000 was paid to the limited partners ($24.15 per limited partnership unit). At December 31, 1999, a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000. Cash distributions from operations of approximately $2,058,000 were paid during the six months ended June 30, 1999, of which approximately $2,037,000 was paid to the limited partners ($33.95 per limited partnership unit). The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                    Date: August 9, 2000