Form 10QSB
period 2000-09-30
NATIONAL PROPERTY INVESTORS 4
filed 2000-11-13
CIK 318508

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

                 For the quarterly period ended September 30, 2000


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
                          (in thousands, except unit data)


                               September 30, 2000



Assets
   Cash and cash equivalents                                                $ 1,049
   Receivables and deposits                                                     672
   Restricted escrows                                                            16
   Other assets                                                                 645
   Investment property:
       Land                                                  $  1,980
       Buildings and related personal property                 25,575
                                                               27,555
       Less accumulated depreciation                          (20,850)        6,705
                                                                            $ 9,087
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   21
   Tenant security deposit liabilities                                          391
   Other liabilities                                                            441
   Mortgage note payable                                                     19,300

Partners' Deficit
   General partner                                            $  (358)
   Limited partners (60,005 units
      issued and outstanding)                                 (10,708)      (11,066)
                                                                            $ 9,087


                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                       2000          1999         2000         1999

Revenues:
   Rental income                     $ 1,746       $ 1,620      $ 5,155      $ 4,849
   Other income                          112            90          269          264
       Total revenues                  1,858         1,710        5,424        5,113

Expenses:
   Operating                             559           543        1,691        1,629
   General and administrative             94           192          331          410
   Depreciation                          285           272          847          787
   Interest                              372           372        1,117        1,117
   Property taxes                        125           124          393          369
       Total expenses                  1,435         1,503        4,379        4,312

Net income                            $  423         $ 207      $ 1,045        $ 801

Net income allocated to
   general partner (1%)                $   4           $ 2         $ 10          $ 8
Net income allocated to
   limited partners (99%)                419           205        1,035          793

                                      $  423         $ 207      $ 1,045        $ 801
Net income per limited
   partnership unit                   $ 6.98        $ 3.42      $ 17.25      $ 13.22

Distribution per limited
   partnership unit                    $  --       $ 29.53      $ 24.15      $ 63.48

                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 4
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        60,005       $   1     $ 30,003     $ 30,004

Partners' deficit at
   December 31, 1999                  60,005      $ (353)    $(10,294)    $(10,647)

Distributions to partners                            (15)      (1,449)      (1,464)

Net income for the nine months
   ended September 30,2000                --          10        1,035        1,045

Partners' deficit at
   September 30,2000                  60,005      $ (358)    $(10,708)    $(11,066)


                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2000        1999
Cash flows from operating activities:
  Net income                                                      $ 1,045       $  801
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                                                     847          787
     Amortization of loan costs                                        56           56
     Change in accounts:
      Receivables and deposits                                        (19)         149
      Other assets                                                   (161)        (215)
      Accounts payable                                                (14)          34
      Tenant security deposit liabilities                              29          (37)
      Accrued property taxes                                           --           30
      Other liabilities                                              (173)          33
         Net cash provided by operating activities                  1,610        1,638

Cash flows from investing activities:
  Net withdrawals from restricted escrows                             157          329
  Property improvements and replacements                             (321)        (362)
         Net cash used in investing activities                       (164)         (33)

Cash flows used in financing activities:
  Distribution to partners                                         (2,015)      (3,848)

Net decrease in cash and cash equivalents                            (569)      (2,243)
Cash and cash equivalents at beginning of period                    1,618        3,418
Cash and cash equivalents at end of period                        $ 1,049      $ 1,175

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,061      $ 1,061

Distributions to partners of approximately $551,000 were accrued at December 31, 1999 and paid in January 2000.

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 4
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were incurred during the nine month periods ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $270      $255
 Reimbursement for services of affiliates (included in
   investment property and general and administrative and
   operating expenses)                                             130        84
 Partnership management fee (included in general and
   administrative expense)                                          30       203
 Non-accountable reimbursement (included in general
   and administrative expenses)                                    100       100

During the nine months ended September 30, 2000, and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $270,000 and $255,000 for the nine month periods ended September 30, 2000, and 1999, respectively.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $130,000 and $84,000 for the nine month periods ended September 30, 2000, and 1999, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The payment of this amount is dependent upon the Partnership distributing cash from operations. The Managing General Partner was entitled to receive $100,000 for such services in both 2000 and 1999, which was paid during the nine month periods ended September 30, 2000 and 1999.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. During the nine month periods ended September 30, 2000 and 1999, approximately $30,000 and $203,000, respectively, was paid in conjunction with the operating distributions.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 43,900 limited partnership units in the Partnership representing 73.161% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.161% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of the Managing General Partner, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the ability of AIMCO or its affiliates to influence voting decisions with respect to the Partnership.

Note D - Distribution to Partners

Cash distributions from operations of approximately $1,464,000 were paid during the nine months ended September 30, 2000, of which approximately $1,449,000 was paid to the limited partners ($24.15 per limited partnership unit). At December 31, 1999, a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000.

Subsequent to September 30, 2000, a cash distribution was approved and paid from operations of approximately $635,000 of which approximately $629,000 was paid to the limited partners ($10.48 per limited partnership unit). In association with this distribution, the Managing General Partner was paid a Partnership management fee of approximately $57,000.

Cash distributions from operations of approximately $3,848,000 were paid during the nine months ended September 30, 1999, of which approximately $3,809,000 was paid to the limited partners ($63.48 per limited partnership unit).

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

Factors management used to identify the enterprise's reportable segment:

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

  Three Months Ended September 30,2000    Residential     Other       Totals

Rental income                               $ 1,746        $ --       $ 1,746
Other income                                    111            1          112
Interest expense                                372           --          372
Depreciation                                    285           --          285
General and administrative expense               --           94           94
Segment profit (loss)                           516          (93)         423


  Nine Months Ended September 30,2000     Residential     Other      Totals

Rental income                               $ 5,155       $ --       $ 5,155
Other income                                    266            3         269
Interest expense                              1,117           --       1,117
Depreciation                                    847           --         847
General and administrative expense               --          331         331
Segment profit (loss)                         1,373         (328)      1,045
Total assets                                  8,932          155       9,087
Capital expenditures for investment
  property                                      321           --         321


  Three Months Ended September 30,1999    Residential     Other       Totals

Rental income                               $ 1,620        $ --       $ 1,620
Other income                                     76           14           90
Interest expense                                372           --          372
Depreciation                                    272           --          272
General and administrative expense               --          192          192
Segment profit (loss)                           385         (178)         207


  Nine Months Ended September 30,1999    Residential     Other       Totals

Rental income                              $ 4,849        $ --      $ 4,849
Other income                                   210           54         264
Interest expense                             1,117           --       1,117
Depreciation                                   787           --         787
General and administrative expense              --          410         410
Segment profit (loss)                        1,157         (356)        801
Total assets                                 9,311          523       9,834
Capital expenditures for investment
  property                                     362           --         362

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heating unit in the deceased's apartment at the Partnership's property, the decedent lost consciousness for several hours, suffered respiratory arrest and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence. The Partnership has filed a motion for summary judgment and is waiting for the court's response. The Partnership intends to vigorously defend this matter.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 96% and 94% for the nine month periods ended September 30, 2000, and 1999, respectively.

Results of Operations

The Partnership realized net income of approximately $1,045,000 and $801,000 for the nine month periods ended September 30, 2000 and 1999, respectively. The increase in net income for the nine months ended September 30, 2000 is attributable to an increase in total revenues slightly offset by an increase in total expenses. The increase in total revenues is primarily due to an increase in rental income and a small increase in other income. The increase in rental income is due to an increase in both average occupancy and average rental rates at the property. The increase in other income is primarily due to an increase in net corporate housing income, pet fees, application fees, and vending income largely offset by decreased interest income as a result of lower average cash balances in interest bearing accounts. The increase in total expenses is primarily the result of increased operating, property tax, and depreciation expenses partially offset by a decrease in general and administrative expense. The increase in operating expense is primarily due to an increase in utilities expense and manager and maintenance salaries and related benefits. The increase in property tax expense is the result of the timing of the receipt of the tax bill which affected the accrual at September 30, 2000 and 1999. The increase in depreciation is the result of property improvements and replacements at
Pennbrook during the past twelve months. The decrease in general and administrative expense is primarily due to the decrease in the Partnership management fee as a result of reduced distributions from operations. This decrease is partially offset by an increase in legal expense as a result of the Schubert matter discussed in "Part 1 - Financial Information, Item 1. Financial Statements, Note F - Legal Proceedings".

The Partnership realized net income of approximately $423,000 and $207,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in net income is attributable to an increase in total revenues and a decrease in total expenses. The decrease in total expenses is primarily due to decreased general and administrative expenses partially offset by an increase in operating and depreciation expense. For the increase in operating and depreciation expenses, refer to the discussions above. The decrease in general and administrative expense is primarily due to the timing of cash distributions and the payment of Partnership management fees in 2000 and 1999. During the three months ended September 30, 2000, no cash distributions were made and no Partnership management fees were earned. During 1999, these amounts were paid along with the distributions during the three months ended September 30, 1999. The increase in total revenues is primarily due to an increase in rental and other income, as discussed above.

Included in general and administrative expenses for the nine months ended September 30, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $1,049,000 as compared to approximately $1,175,000 at September 30, 1999. For the nine months ended September 30, 2000, cash and cash equivalents decreased approximately $569,000 from the Partnership's year ended December 31, 1999. This decrease was due to approximately $2,015,000 of cash used in financing activities and approximately $164,000 of cash used in investing activities partially offset by approximately $1,610,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows held by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Approximately $295,000 has been budgeted for capital improvements at Village of Pennbrook during the year 2000, consisting primarily of floor covering replacements, appliances, heating units, and parking lot improvements. During the nine months ended September 30, 2000, the Partnership completed approximately $321,000 of budgeted and unbudgeted capital improvements at Village of Pennbrook consisting primarily of furniture and fixtures, appliance replacements, structural improvements, water heater replacements, air conditioning unit replacements, and carpet and vinyl replacement. These capital improvements were funded from operating cash flows and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flows generated by the property. The capital improvements will be incurred only if cash is available from operations or from partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Cash distributions from operations of approximately $1,464,000 were paid during the nine months ended September 30, 2000, of which approximately $1,449,000 was paid to the limited partners ($24.15 per limited partnership unit). At December 31, 1999, a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000. Subsequent to September 30, 2000, a cash distribution was approved and paid from operations of approximately
$635,000 of which approximately $629,000 was paid to the limited partners ($10.48 per limited partnership unit). Cash distributions from operations of approximately $3,848,000 were paid during the nine months ended September 30,1999, of which approximately $3,809,000 was paid to the limited partners ($63.48 per limited partnership unit). The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heating unit in the deceased's apartment at the Partnership's property, the decedent lost consciousness for several hours, suffered respiratory arrest and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence. The Partnership has filed a motion for summary judgment and is waiting for the court's response. The Partnership intends to vigorously defend this matter.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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