Form 10KSB
period 2000-12-31
NATIONAL PROPERTY INVESTORS 4
filed 2001-03-27
CIK 318508

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
   [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934
   [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $7,271,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

National Property Investors 4 (the "Partnership" or "Registrant") is a California limited partnership formed in July 1980. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"). Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO (see "Transfer of Control" below). The partnership agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in its property:

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

                          Gross
                         Carrying   Accumulated                           Federal
Property                  Value    Depreciation     Rate      Method     Tax Basis
                             (in thousands)                            (in thousands)
Village of Pennbrook
  Apartments              $27,789     $21,139    5-27.5 yrs    S/L        $ 4,552

See "Item 7. Financial Statements - Note A" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                      Principal                                               Principal
                      Balance At                 Stated                        Balance
                      December 31,  Monthly     Interest  Period   Maturity    Due At
Property                2000        Payment       Rate   Amortized   Date     Maturity
                           (in thousands)                                  (in thousands)
Village of Pennbrook
  Apartments           $19,300       $ 118       7.33%      (1)    11/01/03    $19,300

(1)   Interest only payments.

See "Item 7. Financial Statements - Note E" for information with respect to the Registrant's ability to repay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for the property:

                                    Average Annual
                                     Rental Rates                   Average
                                      (per unit)                   Occupancy
 Property                        2000            1999           2000        1999
 Village of Pennbrook
   Apartments                   $9,878          $9,684          96%          94%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for the property:

                                              2000              2000
                                             Billing            Rate
       Village of Pennbrook
         Apartments                           $526             4.87%

Capital Improvements

During the year ended December 31, 2000, the Partnership completed approximately $555,000 of capital improvements at Village of Pennbrook consisting primarily of water heater, floor covering, appliance, furniture, fixture, and air conditioning replacements, as well as structural improvements and vehicle purchases. These capital improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. Approximately $3,371,000 in unit enhancements has been budgeted at the property and it is expected that at least an additional $275 per unit or $198,550 will be budgeted for capital expenditures. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flows generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001, and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heating unit in the deceased's apartment at the Partnership's property, the decedent lost consciousness for several hours, suffered respiratory arrest and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence. This matter is currently in the preliminary stages of discovery. The Partnership has filed a motion for summary judgment to have the court dismiss the claims against the Partnership, and this motion is currently pending before the court. The Partnership intends to vigorously defend this matter.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 60,005 limited partnership units aggregating $30,002,500. As of December 31, 2000, the Partnership had 60,005 units outstanding held by 1,223 limited partners of record. Affiliates of the Managing General Partner own 44,237 units or 73.72% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 1999 and subsequent to December 31, 2000. All were distributions of cash from operations (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

                                                    Distributions
                                                              Per Limited
                                            Aggregate       Partnership Unit

          01/01/00 - 12/31/00              $2,099,000            $34.63
          01/01/99 - 12/31/99               4,398,000 (1)         72.56
    Subsequent to December 31, 2000           394,000              6.50

(1) Includes $551,000 which was accrued at December 31, 1999 and paid in January 2000.

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 44,237 limited partnership units in the Partnership representing 73.72% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $271.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 536 units resulting in its total ownership being increased to 44,773 units or 74.62% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.62% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of the Managing General Partner, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the ability of AIMCO or its affiliates to influence voting decisions with respect to the Partnership.

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

Results of Operations

The Partnership realized net income of approximately $1,406,000 and $841,000 for the years ended December 31, 2000 and 1999, respectively. The increase in net income is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental income offset by a slight decrease in other income. The increase in rental income is due to an increase in both average occupancy and average rental rates at the property. The decrease in total expenses is primarily the result of decreased operating and general and administrative expenses partially offset by an increase in depreciation expense. The decrease in operating expense is primarily due to a decrease in property legal expenses as a result of the Schubert matter and discovery efforts in 1999 as discussed in "Item 7. Financial Statements, Note H - Legal Proceedings". The decrease in general and administrative expense is primarily due to the decrease in the Partnership management fee as a result of reduced distributions from operations. The increase in depreciation is the result of property improvements and replacements at Pennbrook during 2000 and 1999.

Included in general and administrative expenses for the year ended December 31, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Also costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

Capital Resources and Liquidity

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $1,076,000 compared to approximately $1,618,000 at December 31, 1999, a decrease of approximately $542,000. The decrease is due to approximately $2,650,000 of cash used in financing activities and approximately $353,000 of cash used in investing activities which was partially offset by approximately $2,461,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in an interest bearing account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. Approximately $3,371,000 in unit enhancements has been budgeted at the property and it is expected that at least an additional $275 per unit or $198,550 will be budgeted for capital expenditures. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flows generated by the property. The capital improvements will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Cash distributions from operations of approximately $2,099,000 were paid during the year ended December 31, 2000, of which approximately $2,078,000 was paid to the limited partners ($34.63 per limited partnership unit). Subsequent to December 31, 2000 a cash distribution was declared and paid from operations of approximately $394,000 of which approximately $390,000 was paid to the limited partners ($6.50 per limited partnership unit). Cash distributions from operations of approximately $3,847,000 were paid during the year ended December 31, 1999, of which approximately $3,809,000 was paid to the limited partners ($63.48 per limited partnership unit). At December 31, 1999 a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 44,237 limited partnership units in the Partnership representing 73.72% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $271.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 536 units resulting in its total ownership being increased to 44,773 units or 74.62% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.62% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of the Managing General Partner, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the ability of AIMCO or its affiliates to influence voting decisions with respect to the Partnership.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS


     Report of Ernst & Young LLP, Independent Auditors

     Balance Sheet - December 31, 2000

     Statements of Operations - Years ended December 31, 2000 and 1999

     Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

     Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 4


We have audited the accompanying balance sheet of National Property Investors 4 as of December 31, 2000, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                          NATIONAL PROPERTY INVESTORS 4

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2000



Assets:
   Cash and cash equivalents                                                $  1,076
   Receivables and deposits                                                      798
   Restricted escrows                                                             63
   Other assets                                                                  542
   Investment property (Notes E and F):
      Land                                                    $  1,980
      Buildings and related personal property                   25,809
                                                                27,789
      Less accumulated depreciation                            (21,139)        6,650

                                                                            $  9,129
Liabilities and Partners' Deficit

Liabilities:
   Accounts payable                                                          $   139
   Tenant security deposit liabilities                                           421
   Other liabilities                                                             609
   Mortgage note payable (Note E)                                             19,300

Partners' Deficit:
   General partner                                            $   (360)
   Limited partners (60,005 units issued and
      outstanding)                                             (10,980)      (11,340)

                                                                            $  9,129

                 See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $ 6,925      $ 6,491
   Other income                                                  346          356
      Total revenues                                           7,271        6,847

Expenses:
   Operating                                                   2,276        2,417
   General and administrative                                    452          530
   Depreciation                                                1,136        1,064
   Interest                                                    1,489        1,489
   Property taxes                                                512          506
      Total expenses                                           5,865        6,006

Net income (Note G)                                          $ 1,406       $  841

Net income allocated to general partner (1%)                 $    14       $    8
Net income allocated to limited partners (99%)                 1,392          833

                                                             $ 1,406       $  841

Net income per limited partnership unit                      $ 23.20      $ 13.88

Distributions per limited partnership unit                   $ 34.63      $ 72.56

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 4

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                     Limited
                                     Partnership    General     Limited
                                        Units       Partner     Partners      Total

Original capital contributions         60,005       $    1      $ 30,003    $ 30,004

Partners' deficit at
  December 31, 1998                    60,005       $ (317)     $ (6,773)   $ (7,090)

Distribution to partners                   --           (44)      (4,354)     (4,398)

Net income for the year ended
  December 31, 1999                        --             8          833         841

Partners' deficit at
  December 31, 1999                    60,005          (353)     (10,294)    (10,647)

Distributions to partners                  --           (21)      (2,078)     (2,099)

Net income for the year ended
  December 31, 2000                        --            14        1,392       1,406

Partners' deficit at
  December 31, 2000                    60,005       $ (360)     $(10,980)   $(11,340)

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                             Years Ended December 31,
                                                                 2000         1999
Cash flows from operating activities:
  Net income                                                    $ 1,406       $  841
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                 1,136        1,064
     Amortization of loan costs                                      75           75
     Change in accounts:
      Receivables and deposits                                     (145)          (7)
      Other assets                                                  (77)         (41)
      Accounts payable                                               12           22
      Tenant security deposit liabilities                            59          (73)
      Other liabilities                                              (5)         451

          Net cash provided by operating activities               2,461        2,332

Cash flows from investing activities:
  Net withdrawals from restricted escrows                           110          305
  Property improvements and replacements                           (463)        (590)

          Net cash used in investing activities                    (353)        (285)

Cash flows from financing activities:
  Distributions to partners                                      (2,650)      (3,847)

          Net cash used in financing activities                  (2,650)      (3,847)

Net decrease in cash and cash equivalents                          (542)      (1,800)

Cash and cash equivalents at beginning of year                    1,618        3,418

Cash and cash equivalents at end of year                        $ 1,076      $ 1,618

Supplemental information:
  Cash paid for interest                                        $ 1,415      $ 1,415

Supplemental information of non-cash activity:
  Distribution payable                                          $    --      $   551
  Property improvements and replacements included in
   accounts payable                                             $    92      $    --

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 4

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization

National Property Investors 4, a California Limited Partnership (the "Partnership" or "Registrant"), was formed on July 1, 1980 to acquire, hold for investment, and ultimately sell income producing real estate property. Capital contributions of $30,002,500 ($500 per unit) were made by the limited partners. In addition, the general partner contributed $1,000. The Partnership owns one apartment complex located in Falls Township, Pennsylvania. The managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and 1999.

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

Cash and Cash Equivalents

Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $840,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Loan Costs

Loan costs of approximately $523,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 2000, accumulated amortization is approximately $305,000. Amortization of loan costs is included in interest expense.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Replacement Reserve Escrow

Village of Pennbrook Apartments maintains a replacement reserve escrow to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. As of December 31, 2000, the balance in this account is approximately $63,000.

Fair Value of Financial Statements

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, approximates its carrying balance.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the financial statements of the Partnership.

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $73,000 and $89,000 during the years ended December 31, 2000 and 1999, respectively, were charged to expense as incurred and are included in operating expenses.

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

The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 2000 and 1999 (in thousands):

                                                         2000       1999

Property management fees (included in operating
  expenses)                                             $ 362      $ 343
Reimbursement for services of affiliates
  (included in investment property and operating
  and general and administrative expenses)                170        122
Partnership management fee (included in other
  liabilities and general and administrative
  expenses)                                                87        232
Non-accountable reimbursement (included in general
  and administrative expenses)                            100        100

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $362,000 and $343,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $170,000 and $122,000 for the years ended December 31, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to and did receive $100,000 in both years ended December 31, 2000 and 1999.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with a distribution of cash from operations, subject to certain limitations. During the years ended December 31, 2000 and 1999, approximately $87,000 and $232,000, respectively, was incurred and paid in conjunction with the operating distributions.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 44,237 limited partnership units in the Partnership representing 73.72% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $271.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 536 units resulting in its total ownership being increased to 44,773 units or 74.62% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.62% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of the Managing General Partner, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the ability of AIMCO or its affiliates to influence voting decisions with respect to the Partnership.

The Managing General Partner has made available to the Partnership a $300,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future.

Note D - Distributions

Cash distributions from operations of approximately $2,099,000 were paid during the year ended December 31, 2000, of which approximately $2,078,000 was paid to the limited partners ($34.63 per limited partnership unit). Subsequent to December 31, 2000 a cash distribution was declared and paid from operations of approximately $394,000 of which approximately $390,000 was paid to the limited partners ($6.50 per limited partnership unit). In association with this distribution, the Managing General Partner was paid a Partnership management fee of approximately $9,000. Cash distributions from operations of approximately $3,847,000 were paid during the year ended December 31, 1999, of which approximately $3,809,000 was paid to the limited partners ($63.48 per limited partnership unit). At December 31, 1999 a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000.

Note E - Mortgage Note Payable

The principal terms of mortgage note payable are as follows:

                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Interest    Interest  Maturity      Due At
Property                    2000         Only        Rate      Date       Maturity
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

Note F - Real Estate and Accumulated Depreciation

                                                        Initial Cost
                                                       To Partnership
                                                       (in thousands)

                                                              Buildings        Cost
                                                             and Related    Capitalized
                                                              Personal     Subsequent to
Description                         Encumbrances     Land     Property      Acquisition
                                   (in thousands)                         (in thousands)
Village of Pennbrook Apartments
  Falls Township, Pennsylvania         $19,300     $ 1,972     $18,245        $ 7,572

                      Gross Amount At Which Carried
                          At December 31, 2000
                             (in thousands)

                                Buildings
                               And Related
                                Personal             Accumulated     Date    Depreciable
Description             Land    Property    Total    Depreciation  Acquired  Life-Years
                                                    (in thousands)
Village of Pennbrook
  Apartments          $ 1,980    $25,809   $27,789     $21,139      12/81    5-27.5 yrs

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    December 31,
                                                 2000          1999
                                                   (in thousands)
Investment Property
Balance at beginning of year                    $27,234       $26,644
  Property improvements                             555           590
Balance at end of year                          $27,789       $27,234

Accumulated Depreciation
Balance at beginning of year                    $20,003       $18,939
  Additions charged to expense                    1,136         1,064
Balance at end of year                          $21,139       $20,003

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $5,359,000 and $4,805,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $807,000 and $386,000, respectively. Due to Insignia Properties, L.P. acquiring over 50% of the limited partnership units during 1998, the Partnership was technically terminated for tax purposes.

Note G - Income Taxes

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):

                                                December 31,
                                              2000         1999

Net income as reported                      $ 1,406       $  841
Add (deduct):
  Depreciation differences                      715          717
  Prepaid rent                                   20           49
  Other                                          62          219

Federal taxable income                      $ 2,203      $ 1,826

Federal taxable income per limited
  partnership unit                          $ 33.54      $ 30.12

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                       2000

         Net liabilities as reported                 $(11,340)
         Land and buildings                           (22,430)
         Accumulated depreciation                      20,332
         Syndication and distribution costs             3,375
         Other                                            490

         Net liabilities - Federal tax basis         $ (9,573)

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heat unit in the deceased's apartment at the Partnership's property, the decedent lost consciousness for several hours, suffered respiratory arrest, and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence. This matter is currently in the preliminary stages of discovery. The Partnership has filed a motion for summary judgment to have the court dismiss the claims against the Partnership, and this motion is currently pending before the court. The Partnership intends to vigorously defend this matter.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $28,000 and non-audit services (principally tax-related) of approximately $14,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the Managing General Partner received any remuneration from the Registrant during the years ended December 31, 2000 and 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2000, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                             Number of         Percent
                                               Units          of Total
Insignia Properties, L.P.                     32,525           54.20%
  (an affiliate of AIMCO)
IPLP Acquisition I, LLC                        4,452            7.42%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                         7,260           12.10%
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

The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 2000 and 1999 (in thousands):

                                                         2000       1999

Property management fees                                $ 362      $ 343
Reimbursement for services of affiliates                  170        122
Partnership management fee                                 87        232
Non-accountable reimbursement                             100        100

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $362,000 and $343,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $170,000 and $122,000 for the years ended December 31, 2000 and 1999.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to and did receive $100,000 in both years ended December 31, 2000 and 1999.

As compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with a distribution of cash from operations, subject to certain limitations. During the years ended December 31, 2000 and 1999, approximately $87,000 and $232,000, respectively, was incurred in conjunction with the operating distributions.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 44,237 limited partnership units in the Partnership representing 73.72% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $271.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 536 units resulting in its total ownership being increased to 44,773 units or 74.62% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.62% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of the Managing General Partner, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on the ability of AIMCO or its affiliates to influence voting decisions with respect to the Partnership.

The Managing General Partner has made available to the Partnership a $300,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

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

2.4 Agreement and Plan of Merger, dated as of October 1, 1999, by and between AIMCO and IPT shown as Exhibit 2.1 in 8-K dated as of October 1, 1988.

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

16 Letter dated December 8, 1998, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in this Current Report.