Form 10QSB
period 2001-03-31
NATIONAL PROPERTY INVESTORS 4
filed 2001-05-14
CIK 318508

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)


                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  459
   Receivables and deposits                                                     964
   Other assets                                                                 483
   Investment property:
       Land                                                  $  1,980
       Buildings and related personal property                 25,908
                                                               27,888
       Less accumulated depreciation                          (21,437)        6,451
                                                                            $ 8,357
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  115
   Tenant security deposit liabilities                                          421
   Other liabilities                                                            435
   Mortgage note payable                                                     19,300

Partners' Deficit
   General partner                                            $ (366)
   Limited partners (60,005 units
      issued and outstanding)                                 (11,548)      (11,914)
                                                                            $ 8,357


                   See Accompanying Notes to Financial Statements


b)

                           NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                           Three Months Ended
                                                               March 31,
                                                         2001              2000
Revenues:
   Rental income                                       $ 1,759            $ 1,672
   Other income                                             66                 61
       Total revenues                                    1,825              1,733

Expenses:
   Operating                                               684                551
   General and administrative                              123                 52
   Depreciation                                            298                278
   Interest                                                372                372
   Property taxes                                          135                134
       Total expenses                                    1,612              1,387

Net income                                              $ 213              $ 346

Net income allocated to general partner (1%)             $ 2                $ 3

Net income allocated to limited partners (99%)             211                343
                                                        $ 213              $ 346

Net income per limited partnership unit                 $ 3.52            $ 5.72

Distribution per limited partnership unit              $ 12.98             $ --

                   See Accompanying Notes to Financial Statements


c)

                           NATIONAL PROPERTY INVESTORS 4
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        60,005       $ 1       $ 30,003     $ 30,004

Partners' deficit at
   December 31, 2000                  60,005      $ (360)    $(10,980)    $(11,340)

Distributions to partners                 --          (8)        (779)        (787)

Net income for the three months
   ended March 31, 2001                   --           2          211          213

Partners' deficit at
   March 31, 2001                     60,005      $ (366)    $(11,548)    $(11,914)


                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)



                                                                   Three Months Ended
                                                                        March 31,
                                                                    2001         2000
Cash flows from operating activities:
  Net income                                                        $ 213        $ 346
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                                                      298          278
     Amortization of loan costs                                         19           19
     Change in accounts:
      Receivables and deposits                                        (166)        (185)
      Other assets                                                      40          101
      Accounts payable                                                  68          (23)
      Tenant security deposit liabilities                               --          (12)
      Other liabilities                                               (174)        (185)
        Net cash provided by operating activities                      298          339

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows                 63          (47)
  Property improvements and replacements                              (191)        (104)
        Net cash used in investing activities                         (128)        (151)

Cash flows from financing activities:
  Distribution to partners                                            (787)        (551)

Net decrease in cash and cash equivalents                             (617)        (363)
Cash and cash equivalents at beginning of period                     1,076        1,618
Cash and cash equivalents at end of period                          $ 459       $ 1,255

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 354        $ 354

At December 31, 2000, approximately $92,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2001.

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 4
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were incurred during the three month periods ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $ 91      $ 86
 Reimbursement for services of affiliates (included in
   investment property and general and administrative and
   operating expenses)                                               44       26
 Partnership management fee (included in general and
   administrative expense)                                           17       --
 Non-accountable reimbursement (included in general
   and administrative expenses)                                      50       --

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $91,000 and $86,000 for the three month periods ended March 31, 2001, and 2000, respectively.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $44,000 and $26,000 for the three month periods ended March 31, 2001, and 2000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. A fee of approximately $50,000 was paid for the period ended March 31, 2001. No such fee was paid during the three months ended March 31, 2000.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $17,000 of fees were paid during the three month period ended March 31, 2001, in conjunction with the operating distributions made. No such fee was paid during the three month period ended March 31, 2000.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 44,773 limited partnership units (the "Units") in the Partnership representing 74.62% of the outstanding Units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.62% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership.

Note C - Distribution to Partners

Cash distributions from operations of approximately $787,000 were paid during the three months ended March 31, 2001, of which approximately $779,000 was paid to the limited partners ($12.98 per limited partnership unit). Subsequent to March 31, 2001, a distribution was declared and paid from operations for approximately $237,000 (approximately $234,000 to the limited partners or $3.90 per limited partnership unit). At December 31, 1999, a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 96% and 95% for the three month periods ended March 31, 2001, and 2000, respectively.

Results of Operations

The Partnership realized net income of approximately $213,000 and $346,000 for the three month periods ended March 31, 2001 and 2000, respectively. The decrease in net income was primarily attributable to an increase in total expenses slightly offset by an increase in total revenues. The increase in total revenues was primarily due to an increase in rental income due to an increase in average rental rates and a slight increase in occupancy.

Total expenses increased due to an increase in operating, depreciation and general and administrative expenses. The increase in operating expense was primarily due to increased natural gas rates. Depreciation expense increased as a result of property improvements and replacements at Village of Pennbrook Apartments during the past twelve months.

General and administrative expense increased primarily due to an increase in Partnership management fees and non-accountable reimbursement paid with the distributions during the three months ended March 31, 2001. As no distributions were paid during the three months ended March 31, 2000, no such expenses were paid. General and administrative expenses also increased due to an increase in the costs of services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement. Also included in the general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $459,000 as compared to approximately $1,255,000 at March 31, 2000. For the three months ended March 31, 2001, cash and cash equivalents decreased approximately $617,000 from December 31, 2000. This decrease was due to approximately $787,000 and $128,000 of cash used in financing and investing activities, respectively, partially offset by approximately $298,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements, slightly offset by net withdrawals from restricted escrows held by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liability and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Approximately $3,570,000 has been budgeted for capital improvements at Village of Pennbrook Apartments for the year 2001 consisting primarily of cabinet enhancements, floor covering replacement, appliance replacements, ground lighting and air conditioning units. During the three month period ended March 31, 2001, the Partnership completed approximately $99,000 of capital improvements at Village of Pennbrook Apartments consisting primarily of floor covering, appliance and water heater replacements. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flows generated by the property. The capital improvements will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow if any, may be adversely affected at least in the short term.

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

Cash distributions from operations of approximately $787,000 were paid during the three months ended March 31, 2001, of which approximately $779,000 was paid to the limited partners ($12.98 per limited partnership unit). Subsequent to March 31, 2001, a distribution was declared and paid from operations for approximately $237,000 (approximately $234,000 to the limited partners or $3.90 per limited partnership unit). At December 31, 1999, a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners in the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 44,773 limited partnership units (the "Units") in the Partnership representing 74.62% of the outstanding Units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.62% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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