Form 10QSB
period 2001-06-30
NATIONAL PROPERTY INVESTORS 4
filed 2001-08-01
CIK 318508

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

                    For the quarterly period ended June 30, 2001


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
                          (in thousands, except unit data)


                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $ 995
   Receivables and deposits                                                     655
   Other assets                                                                 396
   Investment property:
       Land                                                  $ 1,980
       Buildings and related personal property                 26,223
                                                               28,203
       Less accumulated depreciation                          (21,739)        6,464
                                                                            $ 8,510
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 66
   Tenant security deposit liabilities                                          427
   Other liabilities                                                            633
   Mortgage note payable                                                     19,300

Partners' Deficit
   General partner                                            $ (366)
   Limited partners (60,005 units
      issued and outstanding)                                 (11,550)      (11,916)
                                                                            $ 8,510


                   See Accompanying Notes to Financial Statements


b)

                           NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
                                        2001         2000         2001         2000

Revenues:
   Rental income                      $ 1,810       $ 1,737      $ 3,569     $ 3,409
   Other income                           100            96          166         157
       Total revenues                   1,910         1,833        3,735       3,566

Expenses:
   Operating                              559           581        1,243       1,132
   General and administrative             113           185          236         237
   Depreciation                           302           284          600         562
   Interest                               373           373          745         745
   Property taxes                         136           134          271         268
       Total expenses                   1,483         1,557        3,095       2,944

Net income                             $ 427         $ 276        $ 640       $ 622

Net income allocated to
   general partner (1%)                 $ 4           $ 3          $ 6         $ 6
Net income allocated to
   limited partners (99%)                 423           273          634         616
                                       $ 427         $ 276        $ 640       $ 622
Net income per limited
   partnership unit                    $ 7.05       $ 4.55       $ 10.57     $ 10.27

Distributions per limited
   partnership unit                    $ 7.08       $ 24.15      $ 20.06     $ 24.15

                   See Accompanying Notes to Financial Statements


c)

                           NATIONAL PROPERTY INVESTORS 4
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        60,005       $ 1       $ 30,003     $ 30,004

Partners' deficit at
   December 31, 2000                  60,005      $ (360)    $(10,980)    $(11,340)

Distributions to partners                 --         (12)      (1,204)      (1,216)

Net income for the six months
   ended June 30, 2001                    --           6          634          640

Partners' deficit at
   June 30, 2001                      60,005      $ (366)    $(11,550)    $(11,916)


                   See Accompanying Notes to Financial Statements


d)

                           NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 640        $ 622
  Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation                                                     600          562
   Amortization of loan costs                                        37           37
   Change in accounts:
      Receivables and deposits                                      143         (310)
      Other assets                                                  109          170
      Accounts payable                                               19           71
      Tenant security deposit liabilities                             6           10
      Other liabilities                                              24         (171)
       Net cash provided by operating activities                  1,578          991

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows              63          (94)
  Property improvements and replacements                           (506)        (243)
       Net cash used in investing activities                       (443)        (337)

Cash flows used in financing activities:
  Distributions to partners                                      (1,216)      (2,015)

Net decrease in cash and cash equivalents                           (81)      (1,361)
Cash and cash equivalents at beginning of period                  1,076        1,618
Cash and cash equivalents at end of period                       $ 995        $ 257

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 707        $ 707

At December 31, 2000, approximately $92,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2001.

                   See Accompanying Notes to Financial Statements


e)
                           NATIONAL PROPERTY INVESTORS 4
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were incurred during the six month periods ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 186    $ 176
 Reimbursement for services of affiliates (included in
   investment property and general and administrative and
   operating expenses)                                               85       58
 Partnership management fee (included in general and
   administrative expense)                                           27       30
 Non-accountable reimbursement (included in general
   and administrative expenses)                                      90      100

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $186,000 and $176,000 for the six month periods ended June 30, 2001, and 2000, respectively.

Affiliates  of  the  Managing   General  Partner  received   reimbursements   of
accountable administrative expenses amounting to approximately $85,000 and $58,000 for the six month periods ended June 30, 2001, and 2000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received payment for non-accountable expenses of $90,000 and $100,000 during the six month periods ended June 30, 2001 and 2000, respectively.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. During the six month periods ended June 30, 2001 and 2000, approximately $27,000 and $30,000, respectively, was paid in conjunction with the distributions from operations.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 44,822 limited partnership units (the "Units") in the Partnership representing 74.70% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.70% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership.

Note C - Distribution to Partners

Cash distributions from operations of approximately $1,216,000 were paid during the six months ended June 30, 2001, of which approximately $1,204,000 was paid to the limited partners ($20.06 per limited partnership unit).

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

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 97% and 96% for the six month periods ended June 30, 2001, and 2000, respectively.

Results of Operations

The Partnership realized net income of approximately $640,000 and $622,000 for the six month periods ended June 30, 2001 and 2000, respectively. The increase in net income for the six months ended June 30, 2001 is attributable to an increase in total revenues largely offset by an increase in total expenses. The increase in total revenues is primarily due to an increase in rental income and by a slight increase in other income. The increase in rental income is due to an increase in average rental rates at the Partnership's investment property and a slight increase in occupancy. The increase in other income is primarily due to an increase in laundry income. The increase in total expenses is primarily the result of increased operating and depreciation expenses. The increase in operating expense is primarily due to an increase in the cost of natural gas.
Depreciation expense increased as a result of property improvements and replacements placed into service at Village of Pennbrook Apartments during the past twelve months.

The Partnership realized net income of approximately $427,000 and $276,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in net income is primarily due to an increase in total revenues offset by a decrease in total expenses. The increase in total revenues is due to an increase in rental revenues. Rental revenues increased primarily due to an increase in the average rental rates. Total expenses decreased due to decreases in operating and general and administrative expense, offset slightly by an increase in depreciation expense. The decrease in general and administrative expense was primarily due to legal costs during 2000 for a legal case disclosed in the Registrant's Form 10-QSB. Operating expense decreased due to a decrease in the yard and grounds contract expense. Depreciation expense increased as a result of property improvements and replacements placed into service at Village of Pennbrook Apartments during the past twelve months.

Included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $995,000 as compared to approximately $257,000 at June 30, 2000. For the six months ended June 30, 2001, cash and cash equivalents decreased approximately
$81,000  from  December  31,  2000.  This  decrease  was  due  to  approximately
$1,216,000 and $443,000 of cash used in financing and investing activities, respectively, and partially offset by approximately $1,578,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows held by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Approximately $3,570,000 has been budgeted for capital improvements at Village of Pennbrook during the year 2001, consisting primarily of cabinet enhancements, floor covering and appliance replacements, air conditioning units, and parking lot improvements. During the six months ended June 30, 2001, the Partnership completed approximately $414,000 of budgeted capital improvements at Village of Pennbrook consisting primarily of air conditioning units, appliance replacements, structural improvements and water heater and floor covering replacements. These capital improvements were funded from operating cash flows and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flows generated by the property. The capital improvements will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $19,300,000 consists of monthly interest only payments of approximately $118,000 at a stated rate of 7.33%. The mortgage matures on November 1, 2003, with the principal due on the maturity date. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

Cash distributions from operations of approximately $1,216,000 were paid during the six months ended June 30, 2001, of which approximately $1,204,000 was paid to the limited partners ($20.06 per limited partnership unit).

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 44,822 limited partnership units (the "Units") in the Partnership representing 74.70% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.70% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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