Form 10KSB
period 2001-12-31
NATIONAL PROPERTY INVESTORS 4
filed 2002-03-22
CIK 318508

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $7,545,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

National Property Investors 4 (the "Partnership" or "Registrant") is a California limited partnership formed in July 1980. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"). Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The partnership agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

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

                          Gross
                         Carrying   Accumulated                           Federal
Property                  Value    Depreciation     Rate      Method     Tax Basis
                             (in thousands)                            (in thousands)
Village of Pennbrook
  Apartments              $28,472     $22,355    5-27.5 yrs    S/L        $ 4,717

See "Item 7. Financial Statements - Note A" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                       Principal                                            Principal
                      Balance At             Stated                          Balance
                      December 31, Monthly  Interest   Period   Maturity      Due At
Property                 2001      Payment    Rate    Amortized   Date       Maturity
                         (in thousands)                                   (in thousands)
Village of Pennbrook
  Apartments            $30,224     $ 236     7.01%      20     09/01/21       $ --

On August 31, 2001, the Partnership refinanced the mortgage note payable encumbering Village of Pennbrook Apartments. The refinancing replaced mortgage indebtedness of $19,300,000 with a new mortgage of $30,400,000. The new mortgage carries a stated interest rate of 7.01% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due monthly until the loan matures in September 2021 at which time the loan will be fully amortized. Loan costs capitalized for the refinancing were approximately $858,000, including a $304,000 refinancing fee paid to an affiliate of the Managing General Partner pursuant to the Partnership Agreement. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $169,000 as a result of unamortized loan costs being written off.

See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to repay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for the property:

                                    Average Annual
                                     Rental Rates                   Average
                                      (per unit)                   Occupancy
 Property                        2001            2000           2001        2000
 Village of Pennbrook
   Apartments                   $10,186         $9,878          96%          96%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for the property:

                                              2001              2001
                                             Billing            Rate
       Village of Pennbrook
         Apartments                           $549             5.08%

Capital Improvements

During the year ended December 31, 2001, the Partnership completed approximately $683,000 of capital improvements at Village of Pennbrook consisting primarily of air conditioning replacements, cabinets, floor coverings, water heaters, appliances and structural improvements. These capital improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. It is expected that at least $300 per unit or approximately $217,000 will be budgeted for capital expenditures. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flows generated by the property.


Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heat unit in the deceased's apartment at the Partnership's property, the decedent lost consciousness for several hours, suffered respiratory arrest, and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence. This matter is currently in the preliminary stages of discovery. The Partnership's motion for summary judgment was denied June 22, 2001. The Partnership intends to vigorously defend this matter.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 60,005 limited partnership units aggregating $30,002,500. As of December 31, 2001, the Partnership had 60,005 units outstanding held by 1,169 limited partners of record. Affiliates of the Managing General Partner owned 44,842 units or 74.73% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                    Distributions
                                                              Per Limited
                                            Aggregate       Partnership Unit

          01/01/01 - 12/31/01             $12,892,000 (1)       $214.40
          01/01/00 - 12/31/00               2,099,000 (2)         34.63

(1) Consists of $2,666,000 of cash from operations and $10,226,000 of cash form proceeds of the Village of Pennbrook refinancing.

(2)   Cash from operations.

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or sale of the property. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 44,842 limited partnership units (the "Units") in the Partnership representing 74.73% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.73% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's, Insignia Properties, L.P.'s or their affiliates' ability to influence voting decisions with respect to the Partnership.

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

Results of Operations

The Partnership realized net income of approximately $986,000 and $1,406,000 for the years ended December 31, 2001 and 2000, respectively. One of the primary reasons for the decrease in net income for the year ended December 31, 2001 was an extraordinary loss on the early extinguishment of debt of approximately $169,000 related to the refinancing of the mortgage encumbering Village of Pennbrook Apartments, as discussed in "Capital Resources and Liquidity".

The Partnership realized income before the extraordinary item of approximately $1,155,000 and $1,406,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in income before the extraordinary item is attributable to an increase in total expenses, partially offset by an increase in total revenues. The increase in expenses is due to increases in interest, operating, depreciation, property tax and general and administrative expenses. Interest expense increased due to the refinancing of the mortgage encumbering Village of Pennbrook Apartments which resulted in a higher debt balance in 2001. Operating expense increased primarily due to increases in natural gas cost and insurance rates partially offset by decreases in maintenance and advertising expenses. Depreciation expense increased as a result of property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the applicable tax rate.

General and administrative expenses increased primarily due to the Partnership management fees paid to the Managing General Partner in conjunction with distributions of cash from operations. Included in general and administrative expenses for the year ended December 31, 2001 and 2000, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased due to an increase in rental and other income. The increase in rental income was the result of an increase in the average rental rates while maintaining steady occupancy levels at the Partnership's investment property. Other income increased due to an increase in laundry income.

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

Capital Resources and Liquidity

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $375,000 compared to approximately $1,076,000 at December 31, 2000, a decrease of approximately $701,000. The decrease is due to approximately $2,826,000 and $712,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,837,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to partners, repayment of the prior mortgage, loan costs associated with the new mortgage and principal payments made on the new mortgage encumbering the Partnership's property partially offset by proceeds from the new mortgage. Cash used in investing activities consisted primarily of property improvements and replacements slightly offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. A minimum of $300 per unit or approximately $217,000 will be budgeted for capital expenditures. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flows generated by the property. The capital improvements will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On August 31, 2001, the Partnership refinanced the mortgage note payable encumbering Village of Pennbrook Apartments. The refinancing replaced mortgage indebtedness of $19,300,000 with a new mortgage of $30,400,000. The new mortgage carries a stated interest rate of 7.01% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due monthly until the loan matures in September 2021 at which time the loan will be fully amortized. Loan costs capitalized for the refinancing were approximately $858,000, including a $304,000 refinancing fee paid to an affiliate of the Managing General Partner pursuant to the Partnership Agreement. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $169,000 as a result of unamortized loan costs being written off.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment property may be adversely affected.

During the year ended December 31, 2001, the Partnership distributed approximately $12,892,000 (approximately $12,865,000 to the limited partners or $214.40 per limited partnership unit). Of this amount, approximately $2,666,000 (approximately $2,639,000 to the limited partners or $43.98 per limited partnership unit) was distributed from operations while approximately $10,226,000 ($170.42 per limited partnership unit) was distributed to the limited partners from the net proceeds of the refinancing of Village of Pennbrook Apartments. Cash distributions from operations of approximately $2,099,000 were paid during the year ended December 31, 2000, of which approximately $2,078,000 was paid to the limited partners ($34.63 per limited partnership unit). At December 31, 1999, a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 44,842 limited partnership units (the "Units") in the Partnership representing 74.73% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.73% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's, Insignia Properties, L.P.'s or their affiliates' ability to influence voting decisions with respect to the Partnership.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements


NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 4


We have audited the accompanying balance sheet of National Property Investors 4 as of December 31, 2001, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                        NATIONAL PROPERTY INVESTORS 4

                                  BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001



Assets:
   Cash and cash equivalents                                                 $   375
   Receivables and deposits                                                      438
   Other assets                                                                1,121
   Investment property (Notes D and E):
      Land                                                    $ 1,980
      Buildings and related personal property                   26,492
                                                                28,472
      Less accumulated depreciation                            (22,355)        6,117

                                                                            $ 8,051
Liabilities and Partners' Deficit

Liabilities:
   Accounts payable                                                           $ 37
   Tenant security deposit liabilities                                           380
   Other liabilities                                                             656
   Mortgage note payable (Note D)                                             30,224

Partners' Deficit:
   General partner                                             $ (377)
   Limited partners (60,005 units issued and
      outstanding)                                             (22,869)      (23,246)

                                                                            $ 8,051

              See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
  Rental income                                              $ 7,167      $ 6,925
  Other income                                                   378          346
      Total revenues                                           7,545        7,271

Expenses:
  Operating                                                    2,366        2,276
  General and administrative                                     499          452
  Depreciation                                                 1,216        1,136
  Interest                                                     1,718        1,489
  Property taxes                                                 591          512
      Total expenses                                           6,390        5,865

Income before extraordinary item                               1,155        1,406
Extraordinary loss on early extinguishment of debt
  (Note D)                                                      (169)          --

Net income                                                    $ 986       $ 1,406

Net income allocated to general partner (1%)                  $ 10         $ 14
Net income allocated to limited partners (99%)                   976        1,392

                                                              $ 986       $ 1,406
Net income per limited partnership unit:
  Income before extraordinary loss                           $ 19.05      $ 23.20
  Extraordinary loss                                           (2.78)          --

                                                             $ 16.27      $ 23.20

Distributions per limited partnership unit                   $214.40      $ 34.63

              See Accompanying Notes to Financial Statements

                        NATIONAL PROPERTY INVESTORS 4

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)



                                       Limited
                                     Partnership    General     Limited
                                        Units       Partner     Partners      Total

Original capital contributions         60,005         $ 1       $ 30,003    $ 30,004

Partners' deficit at
  December 31, 1999                    60,005       $ (353)     $(10,294)   $(10,647)

Distribution to partners                   --           (21)      (2,078)     (2,099)

Net income for the year ended
  December 31, 2000                        --            14        1,392       1,406

Partners' deficit at
  December 31, 2000                    60,005          (360)     (10,980)    (11,340)

Distributions to partners                  --           (27)     (12,865)    (12,892)

Net income for the year ended
  December 31, 2001                        --            10          976         986

Partners' deficit at
  December 31, 2001                    60,005       $ (377)     $(22,869)   $(23,246)

              See Accompanying Notes to Financial Statements


                        NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                               Years Ended December 31,
                                                                   2001         2000
Cash flows from operating activities:
  Net income                                                      $ 986       $ 1,406
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   1,216        1,136
     Amortization of loan costs                                        61           75
     Extraordinary loss on early extinguishment of debt               169           --
     Change in accounts:
      Receivables and deposits                                        360         (145)
      Other assets                                                     49          (77)
      Accounts payable                                                (10)          12
      Tenant security deposit liabilities                             (41)          59
      Other liabilities                                                47           (5)
        Net cash provided by operating activities                   2,837        2,461

Cash flows from investing activities:
  Property improvements and replacements                             (775)        (463)
  Net withdrawals from restricted escrows                              63          110
        Net cash used in investing activities                        (712)        (353)

Cash flows from financing activities:
  Distributions to partners                                       (12,892)      (2,650)
  Proceeds from refinancing                                        30,400           --
  Loan costs paid                                                    (858)          --
  Repayment of mortgage note payable                              (19,300)          --
  Payments on mortgage note payable                                  (176)          --
        Net cash used in financing activities                      (2,826)      (2,650)

Net decrease in cash and cash equivalents                            (701)        (542)
Cash and cash equivalents at beginning of period                    1,076        1,618
Cash and cash equivalents at end of period                        $ 375       $ 1,076

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,599      $ 1,415

Supplemental information of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                                $ --         $ 92

              See Accompanying Notes to Financial Statements

                        NATIONAL PROPERTY INVESTORS 4

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization

National Property Investors 4, a California Limited Partnership (the "Partnership" or "Registrant"), was formed on July 1, 1980 to acquire, hold for investment, and ultimately sell income producing real estate property. Capital contributions of $30,002,500 ($500 per unit) were made by the limited partners. In addition, the general partner contributed $1,000. The Partnership owns one apartment complex located in Falls Township, Pennsylvania. The managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents

Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $188,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Loan Costs

Loan costs of approximately $858,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 2001, accumulated amortization is approximately $11,000. Amortization of loan costs is included in interest expense.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

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

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $47,000 and $73,000 during the years ended December 31, 2001 and 2000, respectively, were charged to expense as incurred and are included in operating expenses.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

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

The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 2001 and 2000 (in thousands):

                                                          2001        2000

Property management fees (included in operating
  expenses)                                               $ 381       $ 362
Reimbursement for services of affiliates
  (included in investment property and general
  and administrative expenses)                              209         170
Partnership management fee (included in general
  and administrative expenses                               174          87
Non-accountable reimbursement (included in general
  and administrative expenses)                              100         100
Loan costs (included in other assets)                       304          --

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $381,000 and $362,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $209,000 and $170,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the (Corporate/Managing) General Partner of approximately $44,000 and $2,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to and did receive $100,000 in each of the years ended December 31, 2001 and 2000.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the years ended December 31, 2001 and 2000, approximately $174,000 and $87,000, respectively, was incurred in conjunction with the operating distributions. Approximately $28,000 of this fee is included in accounts payable at December 31, 2001.

The Partnership Agreement also provides for a commission to the Managing General Partner for its role in the refinancing of the Partnership's investment property. During the year ended December 31, 2001, the Partnership paid a commission of approximately $304,000 related to the refinancing of Village of Pennbrook Apartments. Such fee was capitalized and is included in other assets.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $70,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 44,842 limited partnership units (the "Units") in the Partnership representing 74.73% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.73% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's, Insignia Properties, L.P.'s or their affiliates' ability to influence voting decisions with respect to the Partnership.

Note C - Distributions

During the year ended December 31, 2001, the Partnership distributed approximately $12,892,000 (approximately $12,865,000 to the limited partners or $214.40 per limited partnership unit). Of this amount, approximately $2,666,000 (approximately $2,639,000 to the limited partners or $43.98 per limited partnership unit) was distributed from operations while approximately $10,226,000 ($170.42 per limited partnership unit) was distributed to the limited partners from the net proceeds of the refinancing of Village of Pennbrook Apartments. Cash distributions from operations of approximately $2,099,000 were paid during the year ended December 31, 2000, of which approximately $2,078,000 was paid to the limited partners ($34.63 per limited partnership unit). At December 31, 1999, a distribution payable of approximately $551,000 (approximately $545,000 to the limited partners or $9.08 per limited partnership unit) was accrued and subsequently paid in January 2000.

Note D - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Interest    Interest  Maturity      Due At
Property                    2001         Only        Rate      Date       Maturity
                             (in thousands)                            (in thousands)
Village of Pennbrook
  Apartments               $30,224       $ 236      7.01%    09/01/21       $ --

The mortgage note payable is non-recourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. Prepayment penalties are imposed if the mortgage note is repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

On August 31, 2001, the Partnership refinanced the mortgage note payable encumbering Village of Pennbrook Apartments. The refinancing replaced mortgage indebtedness of $19,300,000 with a new mortgage of $30,400,000. The new mortgage carries a stated interest rate of 7.01% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due monthly until the loan matures in September 2021 at which time the loan will be fully amortized. Loan costs capitalized for the refinancing were approximately $858,000, including a $304,000 refinancing fee paid to an affiliate of the Managing General Partner pursuant to the Partnership Agreement. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $169,000 as a result of unamortized loan costs being written off.

Scheduled principal payments subsequent to December 31, 2001 are as follows (in thousands):

                                   2002        $   735
                                   2003            788
                                   2004            845
                                   2005            906
                                   2006            972
                                Thereafter      25,978
                                               $30,224

Note E - Real Estate and Accumulated Depreciation


                                                        Initial Cost
                                                       To Partnership
                                                       (in thousands)

                                                              Buildings        Cost
                                                             and Related    Capitalized
                                                              Personal     Subsequent to
Description                         Encumbrances     Land     Property      Acquisition
                                   (in thousands)                         (in thousands)
Village of Pennbrook Apartments
  Falls Township, Pennsylvania         $30,224     $ 1,972     $18,245        $ 8,255



                      Gross Amount At Which Carried
                          At December 31, 2001
                             (in thousands)

                                Buildings
                               And Related
                                Personal             Accumulated     Date    Depreciable
Description             Land    Property    Total    Depreciation  Acquired  Life-Years
                                                    (in thousands)
Village of Pennbrook
  Apartments          $ 1,980    $26,492   $28,472     $(22,355)    12/81    5-27.5 yrs

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    December 31,
                                                 2001          2000
                                                   (in thousands)
Investment Property
Balance at beginning of year                    $27,789       $27,234
  Property improvements                             683           555
Balance at end of year                          $28,472       $27,789

Accumulated Depreciation
Balance at beginning of year                    $21,139       $20,003
  Additions charged to expense                    1,216         1,136
Balance at end of year                          $22,355       $21,139


The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $6,043,000 and $5,359,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $1,326,000 and $807,000, respectively.

Note F - Income Taxes

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                December 31,
                                              2001         2000

Net income as reported                       $ 986       $ 1,406
Add (deduct):
  Depreciation differences                      697          715
  Prepaid rent                                   (7)          20
  Other                                         (60)          62

Federal taxable income                      $ 1,616      $ 2,203

Federal taxable income per limited
  partnership unit                          $ 26.66      $ 33.54

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                       2001

         Net liabilities as reported                 $(23,246)
         Land and buildings                           (22,429)
         Accumulated depreciation                      21,029
         Syndication and distribution costs             3,375
         Other                                            422

         Net liabilities - Federal tax basis         $(20,849)

Note G - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heat unit in the deceased's apartment at the Partnership's property, the decedent lost consciousness for several hours, suffered respiratory arrest, and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence. This matter is currently in the preliminary stages of discovery. The Partnership's motion for summary judgment was denied June 22, 2001. The Partnership intends to vigorously defend this matter.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $31,000 and non-audit services (principally tax-related) of approximately $16,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the Managing General Partner received any remuneration from the Registrant during the years ended December 31, 2001 and 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2001, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                             Number of         Percent
                                               Units          of Total
Insignia Properties, L.P.                     32,525           54.20%
  (an affiliate of AIMCO)
IPLP Acquisition I, LLC                        4,452            7.42%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                         7,865           13.11%
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

The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 2001 and 2000 (in thousands):

                                                         2001       2000

Property management fees                                $ 381      $ 362
Reimbursement for services of affiliates                  209        170
Partnership management fee                                174         87
Non-accountable reimbursement                             100        100
Loan costs                                                304         --

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $381,000 and $362,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $209,000 and $170,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the (Corporate/Managing) General Partner of approximately $44,000 and $2,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner was entitled to and did receive $100,000 in each of the years ended December 31, 2001 and 2000.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the years ended December 31, 2001 and 2000, approximately $174,000 and $87,000, respectively, was incurred in conjunction with the operating distributions. Approximately $28,000 of this fee is included in accounts payable at December 31, 2001.

The Partnership Agreement also provides for a commission to the Managing General Partner for its role in the refinancing of the Partnership's investment property. During the year ended December 31, 2001, the Partnership paid a commission of approximately $304,000 related to the refinancing of Village of Pennbrook Apartments. Such fee was capitalized and is included in other assets.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $70,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 44,842 limited partnership units (the "Units") in the Partnership representing 74.73% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.73% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's, Insignia Properties, L.P.'s or their affiliates' ability to influence voting decisions with respect to the Partnership.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            2001:

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

10.7              Multifamily  Note  dated  August  30,  2001,  by  and  between
                  National Property Investors 4, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation initially filed as Exhibit 10.7 to the Registrant's Form 10QSB for the quarter ended September 30, 2001 and incorporated herein by reference.

16 Letter dated December 8, 1998, from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in this Current Report.