Form 10QSB
period 2002-03-31
NATIONAL PROPERTY INVESTORS 4
filed 2002-05-14
CIK 318508

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

                For the quarterly period ended March 31, 2002


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
                       (in thousands, except unit data)


                                 March 31, 2002

Assets
   Cash and cash equivalents                                                 $ 430
   Receivables and deposits                                                     642
   Other assets                                                               1,070
   Investment property:
       Land                                                  $ 1,980
       Buildings and related personal property                 26,594
                                                               28,574
       Less accumulated depreciation                          (22,671)        5,903
                                                                            $ 8,045
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 35
   Tenant security deposit liabilities                                          366
   Other liabilities                                                            549
   Mortgage note payable                                                     30,045

Partners' Deficit
   General partner                                            $ (374)
   Limited partners (60,005 units
      issued and outstanding)                                 (22,576)      (22,950)
                                                                            $ 8,045


                See Accompanying Notes to Financial Statements


b)

                        NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                         Three Months Ended
                                                              March 31,
                                                         2002           2001
Revenues:
   Rental income                                       $ 1,810        $ 1,759
   Other income                                             80             66
       Total revenues                                    1,890          1,825

Expenses:
   Operating                                               534            684
   General and administrative                               67            123
   Depreciation                                            316            298
   Interest                                                539            372
   Property taxes                                          138            135
       Total expenses                                    1,594          1,612

Net income                                              $ 296           $ 213

Net income allocated to general partner (1%)             $ 3              $ 2

Net income allocated to limited partners (99%)             293            211
                                                        $ 296           $ 213

Net income per limited partnership unit                 $ 4.88         $ 3.52

Distribution per limited partnership unit                $ --         $ 12.98

                See Accompanying Notes to Financial Statements

c)

                        NATIONAL PROPERTY INVESTORS 4
                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners      Total

Original capital contributions        60,005         $ 1        $ 30,003     $ 30,004

Partners' deficit at
   December 31, 2001                  60,005        $ (377)     $(22,869)    $(23,246)

Net income for the three months
   ended March 31, 2002                   --             3           293          296

Partners' deficit at
   March 31, 2002                     60,005        $ (374)     $(22,576)    $(22,950)


                See Accompanying Notes to Financial Statements

d)

                        NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                   Three Months Ended
                                                                        March 31,
                                                                    2002         2001
Cash flows from operating activities:
  Net income                                                        $ 296        $ 213
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                                                      316          298
     Amortization of loan costs                                         11           19
     Change in accounts:
      Receivables and deposits                                        (204)        (166)
      Other assets                                                      40           40
      Accounts payable                                                  (2)          68
      Tenant security deposit liabilities                              (14)          --
      Other liabilities                                               (107)        (174)
        Net cash provided by operating activities                      336          298

Cash flows from investing activities:
  Net withdrawals from restricted escrows                               --           63
  Property improvements and replacements                              (102)        (191)
        Net cash used in investing activities                         (102)        (128)

Cash flows from financing activities:
  Distribution to partners                                              --         (787)
  Payments on mortgage note payable                                   (179)          --
        Net cash used in financing activities                         (179)        (787)

Net increase (decrease) in cash and cash equivalents                    55         (617)
Cash and cash equivalents at beginning of period                       375        1,076
Cash and cash equivalents at end of period                          $ 430        $ 459

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 529        $ 354

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

                See Accompanying Notes to Financial Statements


e)

                        NATIONAL PROPERTY INVESTORS 4
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $95,000 and $91,000 for the three month periods ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $65,000 and $44,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 for the three months ended March 31, 2002. There were no such fees for the three months ended March 31, 2001. The construction management service fees are calculated based on a percentage of current additions to the investment property.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment of non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. A fee of approximately $50,000 was paid for the period ended March 31, 2001 which is included in general and administrative expenses. No such fee was paid during the three months ended March 31, 2002.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. Approximately $17,000 of fees were paid during the three month period ended March 31, 2001, in conjunction with the operating distributions made which is included in general and administrative expenses. No such fee was paid during the three month period ended March 31, 2002.

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

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $64,000 and $70,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 96% for both of the three month periods ended March 31, 2002 and 2001.

Results of Operations

The Partnership realized net income of approximately $296,000 and $213,000 for the three months ended March 31, 2002 and 2001, respectively. The increase in net income is attributable to an increase in total revenues and a slight decrease in total expenses. The increase in total revenues was primarily due to an increase in rental and other income. Rental income increased due to an increase in average rental rates at the Partnership's investment property while maintaining tenant occupancy rates. Other income increased primarily due to increases in laundry income and other ancillary services partially offset by a decrease in interest income.

Total expenses decreased primarily due to decreases in operating and general and administrative expenses partially offset by an increase in interest expense. The decrease in operating expenses was primarily due to a significant decrease in natural gas rates. Interest expense increased due to the refinancing of the mortgage encumbering Village of Pennbrook Apartments in August 2001 which resulted in an higher average debt balance in 2002. See "Capital Resources and Liquidity" for further discussion.

General and administrative expense decreased primarily due to a decrease in Partnership management fees and non-accountable reimbursements paid with distributions from operations. As no distributions were paid during the three months ended March 31, 2002, no such fees were paid. General and administrative expenses include the costs of services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement as well as costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $430,000 compared to approximately $459,000 at March 31, 2001. Cash and cash equivalents increased approximately $55,000 from December 31, 2001 due to approximately $336,000 of cash provided by operating activities, partially offset by approximately $179,000 and $102,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of payments made on the mortgage encumbering the Village at Pennbrook Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liability and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Approximately $285,000 has been budgeted for capital improvements at Village of Pennbrook Apartments for 2002 consisting primarily of parking area improvements, floor covering, water heater and appliance replacements and structural improvements. During the three month period ended March 31, 2002, the Partnership completed approximately $102,000 of capital improvements at Village of Pennbrook Apartments consisting primarily of maintenance equipment and floor covering, appliance and water heater replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flows generated by the property. The capital improvements will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $30,045,000 is being amortized over 20 years and will mature in September 2021 at which time the mortgage is scheduled to be fully amortized.

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

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations          $   --           $   --           $  787            $12.98

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 44,850 limited partnership units (the "Units") in the Partnership representing 74.74% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.74% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on one of AIMCO's affiliates', L.P.'s ability to influence voting decisions with respect to the Partnership.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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