Form 10QSB
period 2002-09-30
NATIONAL PROPERTY INVESTORS 4
filed 2002-11-14
CIK 318508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)


                               September 30, 2002


Assets
   Cash and cash equivalents                                                 $ 85
   Receivables and deposits                                                      62
   Other assets                                                               1,276
   Investment property:
       Land                                                  $ 1,980
       Buildings and related personal property                 26,819
                                                               28,799
       Less accumulated depreciation                          (23,304)        5,495
                                                                            $ 6,918
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 26
   Tenant security deposit liabilities                                          357
   Other liabilities                                                            612
   Mortgage note payable                                                     29,678

Partners' Deficit
   General partner                                            $ (382)
   Limited partners (60,005 units
      issued and outstanding)                                 (23,373)      (23,755)
                                                                            $ 6,918


                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months              Nine Months
                                       Ended September 30,       Ended September 30,
                                        2002         2001         2002         2001
                                                  (Restated)                (Restated)
Revenues:
   Rental income                      $ 1,791       $ 1,789      $ 5,437     $ 5,358
   Other income                           116           111          270         277
       Total revenues                   1,907         1,900        5,707       5,635

Expenses:
   Operating                              498           567        1,611       1,810
   General and administrative              89            84          263         320
   Depreciation                           312           306          949         906
   Interest                               534           438        1,609       1,183
   Property taxes                         144           150          420         421
   Loss on early extinguishment
     of debt                               --           169           --         169
       Total expenses                   1,577         1,714        4,852       4,809

Net income                             $ 330         $ 186        $ 855       $ 826

Net income allocated to
   general partner (1%)                 $ 3           $ 2          $ 9         $ 8
Net income allocated to
   limited partners (99%)                 327           184          846         818

                                       $ 330         $ 186        $ 855       $ 826
Net income per limited
   partnership unit                    $ 5.45       $ 3.06       $ 14.10     $ 13.63

Distributions per limited
   partnership unit                   $ 15.02       $174.66      $ 22.50     $194.72

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                    Partnership     General       Limited
                                       Units        Partner      Partners       Total

Original capital contributions         60,005         $ 1        $ 30,003      $ 30,004

Partners' deficit at
   December 31, 2001                   60,005       $ (377)      $(22,869)     $(23,246)

Distributions to partners                  --           (14)       (1,350)       (1,364)

Net income for the nine months
   ended September 30, 2002                --             9           846           855

Partners' deficit at
   September 30, 2002                  60,005       $ (382)      $(23,373)     $(23,755)

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 855        $ 826
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                                                    949         906
     Amortization of loan costs                                       32          56
     Loss on early extinguishment of debt                             --         169
     Change in accounts:
      Receivables and deposits                                       376        (587)
      Other assets                                                  (187)       (158)
      Accounts payable                                               (11)         (7)
      Tenant security deposit liabilities                            (23)        (27)
      Other liabilities                                              (44)         23
       Net cash provided by operating activities                   1,947       1,201

Cash flows from investing activities:
  Net withdrawals from restricted escrows                             --          13
  Property improvements and replacements                            (327)       (637)
       Net cash used in investing activities                        (327)       (624)

Cash flows from financing activities:
  Distributions to partners                                       (1,364)    (11,699)
  Proceeds from refinancing                                           --      30,400
  Payments on mortgage note payable                                 (546)    (19,300)
  Loan costs paid                                                     --        (854)
       Net cash used in financing activities                      (1,910)     (1,453)

Net decrease in cash and cash equivalents                           (290)       (876)
Cash and cash equivalents at beginning of period                     375       1,076
Cash and cash equivalents at end of period                        $ 85        $ 200

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,577      $ 1,067

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

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 4
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64." SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations have been restated as of January 1, 2001 to reflect the loss on early extinguishment of debt of approximately $169,000 at Village of Pennbrook Apartments (see "Note C") in operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $285,000 and $281,000 for the nine month periods ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $146,000 and $159,000 for the nine month periods ended September 30, 2002 and 2001, respectively, which are included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $33,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to the investment property.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received payment for non-accountable expenses of approximately $53,000 and $100,000 during the nine month periods ended September 30, 2002 and 2001, respectively, which are included in general and administrative expense.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. During the nine month periods ended September 30, 2002 and 2001, approximately $39,000 and $46,000, respectively, was paid in conjunction with the distributions from operations and are included in general and administrative expense. An additional $28,000 was paid during the nine months ended September 30, 2002 which was included in accounts payable at December 31, 2001 and general and administrative expense for the quarter ended December 31, 2001.

The Partnership Agreement also provides for a commission to the Managing General Partner for its role in the refinancing of the Partnership's investment property. During the nine months ended September 30, 2001, the Partnership paid a commission of approximately $304,000 related to the refinancing of Village of Pennbrook Apartments in August 2001. Such fee was capitalized and is included in other assets.

The Managing General Partner has made available to the Partnership a $300,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $64,000 and $70,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Mortgage Refinancing

On August 31, 2001, the Partnership refinanced the mortgage note payable encumbering Village of Pennbrook Apartments. The refinancing replaced mortgage indebtedness of $19,300,000 with a new mortgage of $30,400,000. The new mortgage carries a stated interest rate of 7.01% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interst are due monthly until the loan matures in September 2021 at which time the loan is scheduled to be fully amortized. Loan costs capitalized for the refinancing were approximately $854,000, including a $304,000 refinancing fee paid to an affiliate of the Managing General Partner pursuant to the Partnership Agreement. The Partnership recorded a loss on early extinguishment of debt of approximately $169,000 as a result of unamortized loan costs being written off.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heat unit in the apartment at the Partnership's property, which was leased by decedent's son, the decedent lost consciousness for several hours, suffered respiratory arrest, and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence resulting in wrongful death. This matter is in the discovery of litigation. The Partnership is vigorously defending this matter.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 96% for both of the nine month periods ended September 30, 2002 and 2001.

Results of Operations

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64." SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. As a result, the accompanying statements of operations have been restated as of January 1, 2001 to reflect the loss on early extinguishment of debt of approximately $169,000 at Village of Pennbrook Apartments in operations rather than as an extraordinary item.

The Partnership realized net income of approximately $855,000 and $826,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in net income for the nine months ended September 30, 2002 is attributable to an increase in total revenues partially offset by an increase in total expenses.
Total revenues increased due to an increase in rental income caused by an increase in average rental rates at the Partnership's investment property. The increase in total expenses was due to increases in interest and depreciation expenses partially offset by decreases in operating and general and administrative expenses and the loss on early extinguishment of debt. Interest expense increased due to the refinancing of the mortgage encumbering Village of Pennbrook Apartments in August 2001 which resulted in a higher average debt balance in 2002 (see "Capital Resources and Liquidity" for further discussion). Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. The decrease in operating expense is primarily due to a decrease in natural gas expense at the Partnership's investment property. General and administrative expense decreased primarily due to a decrease in partnership management fees and non-accountable reimbursements associated with distributions from operations. The loss on early extinguishment of debt recognized during the nine months ended September 30, 2001 was due to the refinancing of the mortgage encumbering the Partnership's investment property in August 2001.

The Partnership realized net income of approximately $330,000 and $186,000 for the three months ended September 30, 2002 and 2001, respectively. The increase in net income for the three months ended September 30, 2002 is attributable to a decrease in total expenses. The decrease in total expenses was due to the loss on early extinguishment of debt recognized during the three months ended September 30, 2001 and a decrease in operating expense partially offset by an increase in interest expense, as discussed above.

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

Capital Resources and Liquidity

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $85,000 as compared to approximately $200,000 at September 30, 2001. For the nine months ended September 30, 2002, cash and cash equivalents decreased approximately $290,000 from December 31, 2001. This decrease was due to approximately $1,910,000 and $327,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,947,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners and payments made on the mortgage encumbering Village of Pennbrook Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's investment property are detailed below.

Approximately $316,000 has been budgeted for capital improvements at Village of Pennbrook Apartments during the year 2002, consisting primarily of floor covering replacements, structural improvements, parking lot resurfacing, water heater replacements and appliances. During the nine months ended September 30, 2002, the Partnership completed approximately $327,000 of budgeted and unbudgeted capital improvements at Village of Pennbrook Apartments consisting primarily of floor covering, water heater and appliance replacements, air conditioning upgrades and maintenance equipment. These capital improvements were funded from operating cash flows. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flows generated by the property. The capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $29,678,000 is being amortized over 20 years and will mature in September 2021 at which time the mortgage is scheduled to be fully amortized.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                       Nine Months      Per Limited      Nine Months      Per Limited
                          Ended         Partnership         Ended         Partnership
                   September 30, 2002      Unit       September 30, 2001      Unit

Operations               $ 1,364          $ 22.50          $ 1,473          $ 24.30
Refinancing (1)               --               --           10,226           170.42
                         $ 1,364          $ 22.50          $11,699          $194.72

(1) From the refinancing of Village of Pennbrook Apartments in August 2001.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,293 limited partnership units (the "Units") in the Partnership representing 75.48% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.48% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. With respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such Units:
(i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heat unit in the apartment at the Partnership's property, which was leased by decedent's son, the decedent lost consciousness for several hours, suffered respiratory arrest, and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence resulting in wrongful death. This matter is in the discovery of litigation. The Partnership is vigorously defending this matter.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    NATIONAL PROPERTY INVESTORS 4


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 4;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President   of   NPI   Equity
                                    Investments, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 4;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 4 (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.