Form 10KSB
period 2002-12-31
NATIONAL PROPERTY INVESTORS 4
filed 2003-03-28
CIK 318508

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934


                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $7,563,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. Property management services are provided by an affiliate of the Managing General Partner.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States such units represent an insignificant percentage of the total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.


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


                          Gross
                         Carrying   Accumulated                           Federal
Property                  Value    Depreciation     Rate      Method     Tax Basis
                             (in thousands)                            (in thousands)
Village of Pennbrook
  Apartments              $28,810     $23,621    5-27.5 yrs    S/L        $ 4,519

See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.


                       Principal                                            Principal
                      Balance At             Stated                          Balance
                       December    Monthly  Interest   Period   Maturity      Due At
                          31,
Property                 2002      Payment    Rate    Amortized   Date       Maturity
                         (in thousands)                                   (in thousands)
Village of Pennbrook
  Apartments            $29,425     $ 236     7.01%      20     09/01/21       $ --

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

See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for the property:

                                    Average Annual
                                     Rental Rates                   Average
                                      (per unit)                   Occupancy
 Property                        2002            2001           2002        2001
 Village of Pennbrook
   Apartments                   $10,584         $10,186         95%          96%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for the property:

                                              2002              2002
                                             Billing            Rate
                                         (in thousands)
       Village of Pennbrook
         Apartments                           $578             5.35%

Capital Improvements

During the year ended December 31, 2002, the Partnership completed approximately $338,000 of capital improvements at Village of Pennbrook consisting primarily of air conditioning replacements, floor coverings, water heaters, appliances, and maintenance equipment. These capital improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $217,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flows generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heat unit in the apartment at the Partnership's property, which was leased by decedent's son, the decedent lost consciousness for several hours, suffered respiratory arrest, and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence resulting in wrongful death. This matter is in the discovery phase of litigation. The Partnership is vigorously defending this matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 60,005 limited partnership units aggregating $30,002,500. As of December 31, 2002, the Partnership had 60,005 units outstanding held by 1,134 limited partners of record. Affiliates of the Managing General Partner owned 45,293 units or 75.48% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                          Year          Per Limited          Year         Per Limited
                          Ended         Partnership         Ended         Partnership
                    December 31, 2002      Unit       December 31, 2001       Unit

Operations               $ 1,616          $ 26.66          $ 2,666          $ 43.98
Refinancing (1)               --               --           10,226           170.42
                         $ 1,616          $ 26.66          $12,892          $214.40

(1) From the refinancing of Village of Pennbrook Apartments in August 2001.

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or sale of the property. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,293 limited partnership units (the "Units") in the Partnership representing 75.48% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.48% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such Units:
(i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.


Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64." SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently, neither of which applies to the Partnership. As a result, the accompanying statements of operations have been restated as of January 1, 2001 to reflect the loss on early extinguishment of debt of approximately $169,000 at Village of Pennbrook Apartments in operations rather than as an extraordinary item.

The Partnership realized net income of approximately $1,176,000 and $986,000 for the years ended December 31, 2002 and 2001, respectively. The increase in net income for the year ended December 31, 2002 is attributable to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income as a result of an increase in average rental rates at the Partnership's investment property.

The decrease in total expenses is due to decreases in operating, general and administrative expenses and the loss on extinguishment of debt recognized in 2001 partially offset by increases in interest and depreciation expenses. The decrease in operating expense is due to a decrease in natural gas costs and maintenance expenses, primarily interior painting and yard and grounds upkeep, at the Partnership's investment property. Also contributing to the decrease in maintenance expenses is an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the property (see "Item 7. Financial Statements, Note A - Organization and Significant Accounting Policies.") General and administrative expenses decreased due to a decrease in partnership management fees and non-accountable reimbursements associated with distributions from operations. Interest expense increased due to the refinancing of the mortgage encumbering Village of Pennbrook Apartments in August 2001 which resulted in a higher average debt balance in 2002 (see "Capital Resources and Liquidity" for a further discussion). Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. The loss on early extinguishment of debt was due to the refinancing of the mortgage encumbering the Partnership's investment property in August 2001.

Included in general and administrative expenses at both December 31, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $282,000 compared to approximately $375,000 at December 31, 2001, a decrease of approximately $93,000. The decrease is due to approximately $2,415,000 and $338,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,660,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to partners and principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $217,000 in capital expenditures in 2003. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flows generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $29,425,000 is being amortized over 20 years and will mature in September 2021 at which time the mortgage is scheduled to be fully amortized.

On August 31, 2001, the Partnership refinanced the mortgage note payable encumbering Village of Pennbrook Apartments. The refinancing replaced mortgage indebtedness of $19,300,000 with a new mortgage of $30,400,000. The new mortgage carries a stated interest rate of 7.01% compared to a stated rate of 7.33% on the old mortgage. Payments of principal and interest are due monthly until the loan matures. Loan costs capitalized for the refinancing were approximately $858,000, including a $304,000 refinancing fee paid to an affiliate of the Managing General Partner pursuant to the Partnership Agreement. During 2001, the Partnership recorded a loss on early extinguishment of debt of approximately $169,000 as a result of unamortized loan costs being written off.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                          Year          Per Limited          Year         Per Limited
                          Ended         Partnership         Ended         Partnership
                    December 31, 2002      Unit       December 31, 2001       Unit

Operations               $ 1,616          $ 26.66          $ 2,666          $ 43.98
Refinancing (1)               --               --           10,226           170.42
                         $ 1,616          $ 26.66          $12,892          $214.40

(1) From the refinancing of Village of Pennbrook Apartments in August 2001.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,293 limited partnership units (the "Units") in the Partnership representing 75.48% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.48% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such Units:
(i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners' Deficit-Years ended December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 4


We have audited the accompanying balance sheet of National Property Investors 4 as of December 31, 2002, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64." As a result, the accompanying financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                          NATIONAL PROPERTY INVESTORS 4

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets:
   Cash and cash equivalents                                                 $   282
   Receivables and deposits                                                       75
   Other assets                                                                1,094
   Investment property (Notes C and D):
      Land                                                    $ 1,980
      Buildings and related personal property                   26,830
                                                               28,810
      Less accumulated depreciation                            (23,621)        5,189

                                                                            $ 6,640
Liabilities and Partners' Deficit

Liabilities:
   Tenant security deposit liabilities                                      $    367
   Other liabilities                                                             534
   Mortgage note payable (Note C)                                             29,425

Partners' Deficit:
   General partner                                             $ (381)
   Limited partners (60,005 units issued and
      outstanding)                                             (23,305)      (23,686)

                                                                            $ 6,640

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2002         2001
                                                                        (Restated)
Revenues:
  Rental income                                              $ 7,192      $ 7,167
  Other income                                                   371          378
      Total revenues                                           7,563        7,545

Expenses:
  Operating                                                    2,109        2,366
  General and administrative                                     312          499
  Depreciation                                                 1,266        1,216
  Interest                                                     2,135        1,718
  Property taxes                                                 565          591
  Loss on early extinguishment of debt                            --          169
      Total expenses                                         6,387          6,559
                                                               --

Net income                                                   $ 1,176       $ 986

Net income allocated to general partner (1%)                  $ 12         $ 10
Net income allocated to limited partners (99%)                 1,164          976

                                                             $ 1,176       $ 986

Net income per limited partnership unit                      $ 19.40      $ 16.27

Distributions per limited partnership unit                   $ 26.66      $214.40


                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                      Limited
                                     Partnership    General     Limited
                                        Units       Partner     Partners      Total

Original capital contributions         60,005         $ 1       $ 30,003    $ 30,004

Partners' deficit at
  December 31, 2000                    60,005       $ (360)     $(10,980)   $(11,340)

Distributions to partners                  --           (27)     (12,865)    (12,892)

Net income for the year ended
  December 31, 2001                        --            10          976         986

Partners' deficit at
  December 31, 2001                    60,005          (377)     (22,869)    (23,246)

Distributions to partners                  --           (16)      (1,600)     (1,616)

Net income for the year ended
  December 31, 2002                        --            12        1,164       1,176

Partners' deficit at
  December 31, 2002                    60,005       $ (381)     $(23,305)   $(23,686)


                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               Years Ended December 31,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                     $ 1,176       $ 986
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   1,266        1,216
     Amortization of loan costs                                        43           61
     Bad debt                                                          44            4
     Loss on early extinguishment of debt                              --          169
     Change in accounts:
      Receivables and deposits                                        319          356
      Other assets                                                    (16)          49
      Accounts payable                                                (37)         (10)
      Tenant security deposit liabilities                             (13)         (41)
      Other liabilities                                              (122)          47
        Net cash provided by operating activities                   2,660        2,837

Cash flows from investing activities:
  Property improvements and replacements                             (338)        (775)
  Net withdrawals from restricted escrows                              --           63
        Net cash used in investing activities                        (338)        (712)

Cash flows from financing activities:
  Distributions to partners                                        (1,616)     (12,892)
  Proceeds from refinancing                                            --       30,400
  Loan costs paid                                                      --         (858)
  Repayment of mortgage note payable                                   --      (19,300)
  Payments on mortgage note payable                                  (799)        (176)
        Net cash used in financing activities                      (2,415)      (2,826)

Net decrease in cash and cash equivalents                             (93)        (701)
Cash and cash equivalents at beginning of period                      375        1,076
Cash and cash equivalents at end of period                        $ 282        $ 375

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 2,270      $ 1,599

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002


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

Investment Property

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $69,000 in 2002 compared to 2001.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $274,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Loan Costs

Loan costs of approximately $858,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line method over the life of the loan. At December 31, 2002, accumulated amortization is approximately $54,000. Amortization of loan costs is included in interest expense. Amortization expense is expected to be $43,000 for each of the years 2003 through 2007.

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

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from similar complexes in the area. Concessions are charged against rental income as incurred.

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

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $34,000 and $47,000 during the years ended December 31, 2002 and 2001, respectively, were charged to expense as incurred and are included in operating expenses.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption of which did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently, neither of which applies to the Partnership. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption as an option. The Partnership adopted SFAS 145 effective April 1, 2002. Accordingly the Partnership's statement of operations for the year ended

Note B - Transactions with Affiliated Parties

December 31, 2001 has been restated to reflect the loss on early extinguishment of debt of approximately $169,000 at Village of Pennbrook Apartments in operations rather than as an extraordinary item.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $381,000 for each of the years ended December 31, 2002 and 2001, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $160,000 and $209,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $44,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $55,000 and $100,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the years ended December 31, 2002 and 2001, approximately $60,000 and $146,000, respectively, was paid in conjunction with the operating distributions. These fees are included in general and administrative expenses. An additional $28,000 was paid during the year ended December 31, 2002 which was included in accounts payable at December 31, 2001, and general and administrative expenses for the year ended December 31, 2001.

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

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $94,000 and $70,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,293 limited partnership units (the "Units") in the Partnership representing 75.48% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.48% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such Units:
(i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:


                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Interest    Interest  Maturity      Due At
Property                    2002         Only        Rate      Date       Maturity
                             (in thousands)                            (in thousands)
Village of Pennbrook
  Apartments               $29,425       $ 236      7.01%    09/01/21       $ --

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

Scheduled principal payments subsequent to December 31, 2002 are as follows (in thousands):

                                   2003        $   725
                                   2004            845
                                   2005            906
                                   2006            972
                                   2007          1,043
                                Thereafter      24,934
                                               $29,425

Note D - Real Estate and Accumulated Depreciation


                                                        Initial Cost
                                                       To Partnership
                                                       (in thousands)

                                                              Buildings        Cost
                                                             and Related    Capitalized
                                                              Personal     Subsequent to
Description                         Encumbrances     Land     Property      Acquisition
                                   (in thousands)                         (in thousands)
Village of Pennbrook Apartments
  Falls Township, Pennsylvania         $29,425     $ 1,972     $18,245        $ 8,593


                      Gross Amount At Which Carried
                          At December 31, 2002
                             (in thousands)

                                Buildings
                               And Related
                                Personal             Accumulated     Date    Depreciable
Description             Land    Property    Total    Depreciation  Acquired  Life-Years
                                                    (in thousands)
Village of Pennbrook
  Apartments          $ 1,980    $26,830   $28,810     $(23,621)    12/81    5-27.5 yrs

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    December 31,
                                                 2002          2001
                                                   (in thousands)
Investment Property
Balance at beginning of year                    $28,472       $27,789
  Property improvements                             338           683
Balance at end of year                          $28,810       $28,472

Accumulated Depreciation
Balance at beginning of year                    $22,355       $21,139
  Additions charged to expense                    1,266         1,216
Balance at end of year                          $23,621       $22,355


The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $6,380,000 and $6,043,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $1,861,000 and $1,326,000, respectively.

Note E - Income Taxes

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                December 31,
                                              2002         2001

Net income as reported                      $ 1,176       $ 986
Add (deduct):
  Depreciation differences                      731          697
  Prepaid rent                                   12           (7)
  Other                                          83          (60)

Federal taxable income                      $ 2,002      $ 1,616

Federal taxable income per limited
  partnership unit                          $ 33.03      $ 26.66

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                       2002

         Net liabilities as reported                $ (23,686)
         Land and buildings                           (22,430)
         Accumulated depreciation                      21,760
         Syndication and distribution costs             3,375
         Other                                            518

         Net liabilities - Federal tax basis         $(20,463)

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heat unit in the apartment at the Partnership's property, which was leased by decedent's son, thedecedent lost consciousness for several hours, suffered respiratory arrest, and suffered other pains and injuries. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence resulting in wrongful death. This matter is in the discovery phase of litigation. The Partnership is vigorously defending this matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were annual audit services of approximately $30,000 and non-audit services (principally tax-related) of approximately $14,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the Managing General Partner received any remuneration from the Registrant during the years ended December 31, 2002 and 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2002, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                             Number of         Percent
                                               Units          of Total
Insignia Properties, L.P.                     32,525           54.20%
  (an affiliate of AIMCO)
IPLP Acquisition I, LLC                        4,452            7.42%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                         8,316           13.86%
  (an affiliate of AIMCO)

Insignia Properties, L.P. and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $381,000 for each of the years ended December 31, 2002 and 2001, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $160,000 and $209,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $44,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $55,000 and $100,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the years ended December 31, 2002 and 2001, approximately $60,000 and $146,000, respectively, was paid in conjunction with the operating distributions. These fees are included in general and administrative expenses. An additional $28,000 was paid during the year ended December 31, 2002 which was included in accounts payable at December 31, 2001, and general and administrative expenses for the year ended December 31, 2001.

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

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $94,000 and $70,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,293 limited partnership units (the "Units") in the Partnership representing 75.48% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.48% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, Insignia Properties, LP, an affiliate of AIMCO, is required to vote such Units:
(i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2002.

ITEM 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    Date: March 26, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 26, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 26, 2003
Thomas C. Novosel             and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Property Investors 4;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003

                               /s/Patrick J. Foye
                               Patrick J. Foye
                               Executive   Vice   President   of   NPI   Equity
                               Investments,   Inc.,  equivalent  of  the  chief
                               executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Property Investors 4;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003

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

          99   Certification  of Chief  Executive  Officer  and Chief  Financial
               Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors 4 (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 26, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 26, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.