Form 10QSB
period 2003-03-31
NATIONAL PROPERTY INVESTORS 4
filed 2003-05-14
CIK 318508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-10412


                          NATIONAL PROPERTY INVESTORS 4
             (Exact name of registrant as specified in its charter)



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
                        (in thousands, except unit data)


                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $  448
   Receivables and deposits                                                      45
   Other assets                                                                 937
   Investment property:
       Land                                                  $ 1,980
       Buildings and related personal property                 27,010
                                                               28,990
       Less accumulated depreciation                          (23,939)        5,051
                                                                            $ 6,481
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 73
   Tenant security deposit liabilities                                          384
   Other liabilities                                                            633
   Mortgage note payable                                                     29,297

Partners' Deficit
   General partner                                            $ (383)
   Limited partners (60,005 units
      issued and outstanding)                                 (23,523)      (23,906)
                                                                            $ 6,481


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                           Three Months Ended
                                                               March 31,
                                                         2003              2002
Revenues:
   Rental income                                       $ 1,744            $ 1,810
   Other income                                             97                 80
       Total revenues                                    1,841              1,890

Expenses:
   Operating                                               674                534
   General and administrative                               81                 67
   Depreciation                                            318                316
   Interest                                                527                539
   Property taxes                                          144                138
       Total expenses                                    1,744              1,594

Net income                                               $ 97              $ 296

Net income allocated to general partner (1%)             $ 1                $ 3

Net income allocated to limited partners (99%)              96                293
                                                         $ 97              $ 296

Net income per limited partnership unit                 $ 1.60            $ 4.88

Distribution per limited partnership unit               $ 5.23             $ --

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 4
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                    Partnership     General       Limited
                                       Units        Partner      Partners       Total

Original capital contributions         60,005         $ 1        $ 30,003      $ 30,004

Partners' deficit at
   December 31, 2002                   60,005       $ (381)      $(23,305)     $(23,686)

Distributions to partners                  --            (3)         (314)         (317)

Net income for the three months
   ended March 31, 2003                    --             1            96            97

Partners' deficit at
   March 31, 2003                      60,005       $ (383)      $(23,523)     $(23,906)


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                   Three Months Ended
                                                                        March 31,
                                                                    2003         2002
Cash flows from operating activities:
  Net income                                                        $ 97         $ 296
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                                                      318          316
     Amortization of loan costs                                         11           11
     Change in accounts:
      Receivables and deposits                                          30         (204)
      Other assets                                                     146           40
      Accounts payable                                                  14           (2)
      Tenant security deposit liabilities                               17          (14)
      Other liabilities                                                 99         (107)
        Net cash provided by operating activities                      732          336

Cash flows used in investing activities:
  Property improvements and replacements                              (121)        (102)

Cash flows from financing activities:
  Distribution to partners                                            (317)          --
  Payments on mortgage note payable                                   (128)        (179)
        Net cash used in financing activities                         (445)        (179)

Net increase in cash and cash equivalents                              166           55
Cash and cash equivalents at beginning of period                       282          375
Cash and cash equivalents at end of period                          $ 448        $ 430

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 343        $ 529

At March 31, 2003, accounts payable and property improvements and replacements were adjusted by approximately $59,000.

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 4
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $90,000 and $95,000 for the three month periods ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $43,000 and $65,000 for the three month periods ended March 31, 2003 and 2002, respectively, which are included in general and administrative expense and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 for the three months ended March 31, 2002. There were no such fees for the three months ended March 31, 2003. The construction management service fees are calculated based on a percentage of current additions to the Partnership's investment property.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received payment for non-accountable expenses of approximately $21,000 during the three months ended March 31, 2003, which is included in general and administrative expense. No such payments were made during the three months ended March 31, 2002.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. During the three month period ended March 31, 2003, approximately $7,000 was paid in conjunction with the distributions from operations and is included in general and administrative expense. No such fee was paid during the three months ended March 31, 2002.

The Managing General Partner has made available to the Partnership a $300,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administrations provided by AIMCO and its affiliates will be approximately $78,000 and $94,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 92% and 96% for the three month periods ended March 31, 2003 and 2002, respectively. The decrease in average occupancy was due primarily to a weak economy and layoffs at several companies in the property's market area.

Results of Operations

The Partnership realized net income of approximately $97,000 and $296,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in net income is attributable to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in rental income caused by a decrease in average occupancy at the Partnership's investment property, as discussed above. This decrease was partially offset by an increase in other income caused by increased late charges and lease cancellation fees at the property.

The increase in total expenses was due to increases in operating and general and administrative expenses partially offset by a decrease in interest expense. Depreciation expense and property tax expense remained relatively constant for the comparable periods. The increase in operating expenses was primarily due to an increase in natural gas expense due to an unusually severe winter and an increase in maintenance expenses due to increases in interior painting, yard and ground expenses and snow removal due to a late winter storm. The increase in general and administrative fees is due to an increase in Partnership management fees and non-accountable reimbursements associated with distributions partially offset by a decrease in accountable reimbursements paid to an affiliate of the Managing General Partner. The decrease in interest expense is due to the payment of scheduled principal payments on the mortgage encumbering the property.

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

Capital Resources and Liquidity

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $448,000 as compared to approximately $430,000 at March 31, 2002. Cash and cash equivalents increased approximately $166,000 from December 31, 2002. This increase was due to approximately $732,000 of cash provided by operating activities partially offset by approximately $445,000 and $121,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to the partners and payments made on the mortgage encumbering Village of Pennbrook Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During  the  three  months  ended  March 31,  2003,  the  Partnership  completed approximately $180,000 of capital improvements at Village at Pennbrook Apartments, consisting primarily of a gas submetering project, floor covering and water heater replacements, heating and structural upgrades and parking lot improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $244,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance and water heater replacements, balcony improvements and air conditioning upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $29,297,000 is being amortized over 20 years and will mature in September 2021 at which time the mortgage is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):

                      Three Months      Per Limited      Three Months     Per Limited
                          Ended         Partnership         Ended         Partnership
                     March 31, 2003        Unit         March 31, 2002        Unit

Operations                $ 317           $ 5.23             $ --             $ --

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,310 limited partnership units (the "Units") in the Partnership representing 75.51% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.51% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. With respect to 26,466 units, Insignia
Properties, LP, an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 4 (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.