Form 10QSB
period 2003-09-30
NATIONAL PROPERTY INVESTORS 4
filed 2003-11-13
CIK 318508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)


                               September 30, 2003

Assets
   Cash and cash equivalents                                                 $ 304
   Receivables and deposits                                                      63
   Other assets                                                               1,247
   Investment property:
       Land                                                  $ 1,980
       Buildings and related personal property                 27,285
                                                               29,265
       Less accumulated depreciation                          (24,579)        4,686
                                                                            $ 6,300
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 22
   Tenant security deposit liabilities                                          400
   Other liabilities                                                            512
   Mortgage note payable                                                     28,903

Partners' Deficit
   General partner                                            $ (379)
   Limited partners (60,005 units
      issued and outstanding)                                 (23,158)      (23,537)
                                                                            $ 6,300


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months              Nine Months
                                       Ended September 30,       Ended September 30,
                                        2003         2002         2003         2002

Revenues:
   Rental income                      $ 1,763       $ 1,791      $ 5,259     $ 5,437
   Other income                            87           116          274         270
       Total revenues                   1,850         1,907        5,533       5,707

Expenses:
   Operating                              454           498        1,734       1,611
   General and administrative              40            89          178         263
   Depreciation                           317           312          958         949
   Interest                               515           534        1,565       1,609
   Property taxes                         147           144          439         420
       Total expenses                   1,473         1,577        4,874       4,852

Net income                             $ 377         $ 330        $ 659       $ 855

Net income allocated to
   general partner (1%)                 $ 4           $ 3          $ 7         $ 9
Net income allocated to
   limited partners (99%)                 373           327          652         846

                                       $ 377         $ 330        $ 659       $ 855
Net income per limited
   partnership unit                    $ 6.22       $ 5.45       $ 10.86     $ 14.10

Distributions per limited
   partnership unit                     $ --        $ 15.02      $ 8.42      $ 22.50


                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                    Partnership     General       Limited
                                       Units        Partner      Partners       Total

Original capital contributions         60,005         $ 1        $ 30,003      $ 30,004

Partners' deficit at
   December 31, 2002                   60,005       $ (381)      $(23,305)     $(23,686)

Distributions to partners                  --            (5)         (505)         (510)

Net income for the nine months
   ended September 30, 2003                --             7           652           659

Partners' deficit at
   September 30, 2003                  60,005       $ (379)      $(23,158)     $(23,537)

                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net income                                                     $ 659        $ 855
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   958          949
     Amortization of loan costs                                      32           32
     Change in accounts:
      Receivables and deposits                                       12          376
      Other assets                                                 (185)        (187)
      Accounts payable                                               22          (11)
      Tenant security deposit liabilities                            33          (23)
      Other liabilities                                             (22)         (44)
        Net cash provided by operating activities                 1,509        1,947

Cash flows used in investing activities:
  Property improvements and replacements                           (455)        (327)

Cash flows from financing activities:
  Distributions to partners                                        (510)      (1,364)
  Payments on mortgage note payable                                (522)        (546)
       Net cash used in financing activities                     (1,032)      (1,910)

Net increase (decrease) in cash and cash equivalents                 22         (290)
Cash and cash equivalents at beginning of period                    282          375
Cash and cash equivalents at end of period                       $ 304        $ 85

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,365      $ 1,577


                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner" or "NPI Equity"), all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $275,000 and $285,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $124,000 and $146,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expense and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $20,000 and $6,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to the Partnership's investment property.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received payment for non-accountable expenses of approximately $34,000 and $53,000 during the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expense.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership management fees in conjunction with distributions of cash from operations, subject to certain limitations. During the nine months ended September 30, 2003 and 2002, approximately $11,000 and $39,000, respectively, was paid in conjunction with the distributions from operations and is included in general and administrative expense. An additional $28,000 was paid during the nine months ended September 30, 2002 which was included in accounts payable at December 31, 2001 and general and administrative expense for the quarter ended December 31, 2001.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2003 and 2002, the Partnership did not have any borrowings or amounts outstanding under the Partnership Revolver.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $78,000 and $94,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heat unit in the apartment at the Partnership's property leased by decedent's son, the decedent lost consciousness for several hours, suffered respiratory arrest, and suffered other pains and injuries. He died several months after the exposure. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence resulting in wrongful death. As a result of a mediation held August 21, 2003, the matter was settled and the litigation has been dismissed with prejudice. The agreed upon settlement amount of $55,000 was paid during November 2003.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy of the property was 94% and 96% for the nine month periods ended September 30, 2003 and 2002, respectively.

Results of Operations

The Partnership recognized net income for the nine months ended September 30, 2003 of approximately $659,000 compared to net income of approximately $855,000 for the same period in 2002. The Partnership recognized net income for the three months ended September 30, 2003 and 2002 of approximately $377,000 and $330,000, respectively. The decrease in net income for the nine months ended September 30, 2003 is attributable to a decrease in total revenues and, to a lesser extent, an increase in total expenses. The increase in net income for the three months ended September 30, 2003 is attributable to a decrease in total expenses partially offset by a decrease in total revenues.

The decrease in total revenues for both the three and nine months ended September 30, 2003 is due primarily to a decrease in rental income. Rental income decreased due to a slight decrease in average occupancy at the Partnership's investment property as compared to the same period in 2002 and an increase in the cost of rental concessions offered at the property in order to maintain current occupancy rates. The decrease in total revenues for the three months ended September 30, 2003 is also due to a decrease in other income attributable to decreases in recreational facility fees and late charges at the Partnership's investment property.

The increase in total expenses for the nine months ended September 30, 2003 is due to increases in operating and property tax expenses partially offset by decreases in general and administrative and interest expenses. Depreciation expense remained relatively constant for the comparable period. Operating expense increased primarily due to an increase in natural gas expense as a result of an unusually severe winter and an increase in interior painting, repairs and snow removal costs partially offset by a decrease in property legal expenses as a result of the settlement of the Schubert matter as indicated in "Item 1. Financial Statements, Note C - Legal Proceedings". Property tax expense increased due to an increase in the tax rate by the local taxing authorities at Village of Pennbrook Apartments. The decrease in general and administrative expense is due to a decrease in accountable and non-accountable reimbursements related to the administration of the Partnership paid to an affiliate of the Managing General Partner as allowed in the Partnership Agreement. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering the property which has reduced the average outstanding balance over the past twelve months.

The decrease in total expenses for the three months ended September 30, 2003 is due to decreases in operating, general and administrative and interest expenses. Depreciation and property tax expense remained relatively constant for the three month period. The decrease in operating expense for the three month period is due to the decrease in property legal expenses, as discussed above, partially offset by an increase in interior painting. The decreases in general and administrative and interest expense for the three month period are the same as discussed above for the nine month period.

Included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $304,000 as compared to approximately $85,000 at September 30, 2002. Cash and cash equivalents increased approximately $22,000 from December 31, 2002. This increase was due to approximately $1,509,000 of cash provided by operating activities partially offset by approximately $1,032,000 and $455,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to the partners and payments made on the mortgage encumbering Village of Pennbrook Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2003 and 2002, the Partnership did not have any borrowings or amounts outstanding under the Partnership Revolver. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

During the nine months ended  September  30,  2003,  the  Partnership  completed approximately $455,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of a gas submetering project, floor covering, appliance upgrades, water heater and roof replacements, heating and structural upgrades and parking lot improvements. These capital improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $60,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional floor covering and appliance replacements, balcony improvements and air conditioning upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Village of Pennbrook of approximately $28,903,000 is being amortized over 20 years and will mature in September 2021 at which time the mortgage is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                    Nine Months Ended   Partnership   Nine Months Ended   Partnership
                   September 30, 2003      Unit       September 30, 2002      Unit

Operations                $ 510           $ 8.42            $1,364           $22.50

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 45,310 limited partnership units (the "Units") in the Partnership representing 75.51% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 12, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 14,695 Units for a purchase price of $120.37 per Unit. Such offer expires on December 11, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.51% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to 26,466 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (previously known as Insignia Properties, L.P.), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heat unit in the apartment at the Partnership's property leased by decedent's son, the decedent lost consciousness for several hours, suffered respiratory arrest, and suffered other pains and injuries. He died several months after the exposure. The Plaintiff alleges breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence resulting in wrongful death. As a result of a mediation held August 21, 2003, the matter was settled and the litigation has been dismissed with prejudice. The agreed upon settlement amount of $55,000 was paid during November 2003.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  3.4   Agreement  of  Limited   Partnership,   incorporated  by
                        reference to Exhibit A to the Prospectus of the Partnership, dated September 20, 1983, as amended on June 13, 1989, and as thereafter supplemented, contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-63733).

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date: November 12, 2003

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

Date: November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 4 (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.