Form 10KSB
period 2003-12-31
NATIONAL PROPERTY INVESTORS 4
filed 2004-03-29
CIK 318508

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934


                    For the fiscal year ended December 31, 2003


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

State issuer's revenues for its most recent fiscal year.  $7,457,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that the Partnership's property is substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, these factors include, but are not limited to, changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

                          Gross
                         Carrying   Accumulated                           Federal
Property                  Value    Depreciation     Rate      Method     Tax Basis
                             (in thousands)                            (in thousands)
Village of Pennbrook
  Apartments              $29,377     $24,836    5-27.5 yrs    S/L        $ 4,551

See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                       Principal                                            Principal
                      Balance At             Stated                          Balance
                    December 31,   Monthly  Interest   Period   Maturity      Due At
Property                 2003      Payment    Rate    Amortized   Date       Maturity
                         (in thousands)                                   (in thousands)
Village of Pennbrook
  Apartments            $28,701     $ 236     7.01%      20     09/01/21       $ --

See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for the property:

                                 Average Annual
                                     Rental Rates                   Average
                                      (per unit)                   Occupancy
 Property                        2003            2002           2003        2002
 Village of Pennbrook
   Apartments                   $10,838         $10,584         94%          95%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for the property:

                                              2003              2003
                                             Billing            Rate
                                         (in thousands)
       Village of Pennbrook
         Apartments                           $593             5.49%

Capital Improvements

During the year ended December 31, 2003, the Partnership completed approximately $567,000 of capital improvements at Village of Pennbrook consisting primarily of a gas submetering project, floor covering replacements, roof replacements, water heater upgrades, and heating, air conditioning and appliance upgrades. These capital improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately
$397,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital improvements planned for the year 2004 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heat unit in the apartment at the Partnership's property leased by decedent's son, the decedent lost consciousness for several hours, suffered respiratory arrest, and suffered other pains and injuries. He died several months after the exposure. The Plaintiff alleged breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence resulting in wrongful death. As a result of a mediation held August 21, 2003, the matter was settled and the litigation has been dismissed with prejudice. The agreed upon settlement amount of $55,000 was paid during November 2003.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

 Item 5. Market for the Registrant's Common Equity and Related Security Holder
                                     Matters

The Partnership, a publicly-held limited partnership, offered 70,000 and sold 60,005 limited partnership units aggregating $30,002,500. As of December 31, 2003, the Partnership had 60,005 units outstanding held by 1,079 limited partners of record. Affiliates of the Managing General Partner owned 46,029 units or 76.71% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                       Year Ended       Partnership       Year Ended      Partnership
                    December 31, 2003      Unit       December 31, 2002       Unit

Operations                $ 510           $ 8.42           $ 1,616          $ 26.66

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or sale of the property. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 46,029 limited partnership units (the "Units") in the Partnership representing 76.71% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 76.71% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, AIMCO IPLP, L.P. (previously Insignia Properties, L.P.), an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership recognized net income for the year ended December 31, 2003 of approximately $1,010,000 compared to net income of approximately $1,176,000 for the same period in 2002. The decrease in net income for the year ended December 31, 2003 is attributable to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues for the year ended December 31, 2003 is due primarily to a decrease in rental income. Rental income decreased due to a slight decrease in average occupancy at the Partnership's investment property as compared to the same period in 2002 and an increase in the cost of rental concessions offered at the property in order to maintain current occupancy rates. Other income remained relatively constant for the years ended December 31, 2003 and 2002, respectively.

The increase in total expenses for the year ended December 31, 2003 is due to increases in operating and property tax expenses partially offset by decreases in general and administrative, interest and depreciation expense. Operating expense increased primarily due to an increase in natural gas expense as a result of a severe winter and an increase in interior painting, repairs, advertising and snow removal costs and an increase in salaries and related employee benefits partially offset by a decrease in property legal expenses as a result of the settlement of the Schubert matter as indicated in "Item 3. Legal Proceedings". Property tax expense increased due to an increase in the tax rate by the local taxing authorities at Village of Pennbrook Apartments. The decrease in general and administrative expense is due to a decrease in accountable and non-accountable reimbursements related to the administration of the Partnership paid to an affiliate of the Managing General Partner as allowed in the Partnership Agreement. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering the property which has reduced the average outstanding balance over the past twelve months. Depreciation expense decreased slightly due to assets being fully depreciated over the past twelve months.

Included in general and administrative expenses at both December 31, 2003 and 2002 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $760,000 compared to approximately $282,000 at December 31, 2002, an increase of approximately $478,000. The increase is due to approximately
$2,279,000 of cash provided by operating activities partially offset by approximately $1,234,000 and $567,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to partners and principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2003 and 2002, the Partnership did not have any borrowings or amounts outstanding under the Partnership Revolver. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $397,000 in capital expenditures in 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $28,701,000 is being amortized over 20 years and will mature in September 2021 at which time the mortgage is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                       Year Ended       Partnership       Year Ended      Partnership
                    December 31, 2003      Unit       December 31, 2002       Unit

Operations                $ 510           $ 8.42           $ 1,616          $ 26.66

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 46,029 limited partnership units (the "Units") in the Partnership representing 76.71% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 76.71% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, AIMCO IPLP, L.P. (previously Insignia Properties, L.P.), an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 4


We have audited the accompanying balance sheet of National Property Investors 4 as of December 31, 2003, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                          NATIONAL PROPERTY INVESTORS 4

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets:
   Cash and cash equivalents                                                 $ 760
   Receivables and deposits                                                       65
   Other assets                                                                1,059
   Investment property (Notes C and D):
      Land                                                    $ 1,980
      Buildings and related personal property                   27,397
                                                                29,377
      Less accumulated depreciation                            (24,836)        4,541

                                                                            $ 6,425
Liabilities and Partners' Deficit

Liabilities:
   Accounts payable                                                           $ 31
   Tenant security deposit liabilities                                           399
   Other liabilities                                                             480
   Mortgage note payable (Note C)                                             28,701

Partners' Deficit:
   General partner                                             $ (376)
   Limited partners (60,005 units issued and
      outstanding)                                             (22,810)      (23,186)

                                                                            $ 6,425

                 See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                             Years Ended December 31,
                                                                2003          2002
Revenues:
  Rental income                                               $ 7,086        $ 7,192
  Other income                                                    371            371
      Total revenues                                            7,457          7,563

Expenses:
  Operating                                                     2,323          2,109
  General and administrative                                      241            312
  Depreciation                                                  1,215          1,266
  Interest                                                      2,081          2,135
  Property taxes                                                  587            565
      Total expenses                                            6,447          6,387

Net income (Note E)                                           $ 1,010        $ 1,176

Net income allocated to general partner (1%)                    $ 10          $ 12
Net income allocated to limited partners (99%)                  1,000          1,164

                                                              $ 1,010        $ 1,176

Net income per limited partnership unit                       $ 16.67        $ 19.40

Distributions per limited partnership unit                     $ 8.42        $ 26.66

                 See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 4

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                     Limited
                                     Partnership    General     Limited
                                        Units       Partner     Partners      Total

Original capital contributions         60,005         $ 1       $ 30,003    $ 30,004

Partners' deficit at
  December 31, 2001                    60,005       $ (377)     $(22,869)   $(23,246)

Distributions to partners                  --           (16)      (1,600)     (1,616)

Net income for the year ended
  December 31, 2002                        --            12        1,164       1,176

Partners' deficit at
  December 31, 2002                    60,005          (381)     (23,305)    (23,686)

Distributions to partners                  --            (5)        (505)       (510)

Net income for the year ended
  December 31, 2003                        --            10        1,000       1,010

Partners' deficit at
  December 31, 2003                    60,005       $ (376)     $(22,810)   $(23,186)


                 See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               Years Ended December 31,
                                                                   2003         2002
Cash flows from operating activities:
  Net income                                                     $ 1,010      $ 1,176
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                  1,215        1,266
     Amortization of loan costs                                       43           43
     Bad debt                                                         37           44
     Change in accounts:
      Receivables and deposits                                       (27)         319
      Other assets                                                    (8)         (16)
      Accounts payable                                                31          (37)
      Tenant security deposit liabilities                             32          (13)
      Other liabilities                                              (54)        (122)
        Net cash provided by operating activities                  2,279        2,660

Cash used in investing activities:
  Property improvements and replacements                            (567)        (338)

Cash flows from financing activities:
  Distributions to partners                                         (510)      (1,616)
  Payments on mortgage note payable                                 (724)        (799)
        Net cash used in financing activities                     (1,234)      (2,415)

Net increase (decrease) in cash and cash equivalents                 478          (93)
Cash and cash equivalents at beginning of period                     282          375
Cash and cash equivalents at end of period                        $ 760        $ 282

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,870      $ 2,270

                 See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 4

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


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

Investment Property

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $752,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Loan Costs

Loan costs of approximately $858,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line method over the life of the loan. At December 31, 2003, accumulated amortization is approximately $97,000. Amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $43,000 for each of the years 2004 through 2008.

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

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income attributable to leases monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $48,000 and $34,000 during the years ended December 31, 2003 and 2002, respectively, were charged to expense as incurred and are included in operating expenses.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $370,000 and $381,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $180,000 and $160,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $20,000 and $6,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. At December 31, 2003, approximately $19,000 was owed for accountable administrative expenses and is included in other liabilities.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $34,000 and $55,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the years ended December 31, 2003 and 2002, approximately $11,000 and $60,000, respectively, was paid in conjunction with the operating distributions. These fees are included in general and administrative expenses. An additional $28,000 was paid during the year ended December 31, 2002 which was included in accounts payable at December 31, 2001, and general and administrative expenses for the year ended December 31, 2001.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2003 and 2002, the Partnership did not have any borrowings or amounts outstanding under the Partnership Revolver.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $78,000 and $94,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 46,029 limited partnership units (the "Units") in the Partnership representing 76.71% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 76.71% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, AIMCO IPLP, L.P. (previously Insignia Properties, L.P.), an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Interest    Interest  Maturity      Due At
Property                    2003         Only        Rate      Date       Maturity
                             (in thousands)                            (in thousands)
Village of Pennbrook
  Apartments               $28,701       $ 236      7.01%    09/01/21       $ --

The mortgage note payable is non-recourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. Prepayment penalties are imposed if the mortgage note is repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments subsequent to December 31, 2003 are as follows (in thousands):

                                   2004        $   845
                                   2005            906
                                   2006            972
                                   2007          1,043
                                   2008          1,118
                                Thereafter      23,817
                                               $28,701


Note D - Real Estate and Accumulated Depreciation


                                                        Initial Cost
                                                       To Partnership
                                                       (in thousands)

                                                              Buildings        Cost
                                                             and Related    Capitalized
                                                              Personal     Subsequent to
Description                         Encumbrances     Land     Property      Acquisition
                                   (in thousands)                         (in thousands)
Village of Pennbrook Apartments
  Falls Township, Pennsylvania         $28,701     $ 1,972     $18,245        $ 9,160


                      Gross Amount At Which Carried
                          At December 31, 2003
                             (in thousands)

                                Buildings
                               And Related
                                Personal             Accumulated     Date    Depreciable
Description             Land    Property    Total    Depreciation  Acquired  Life-Years
                                                    (in thousands)
Village of Pennbrook
  Apartments          $ 1,980    $27,397   $29,377     $(24,836)    12/81    5-27.5 yrs

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    December 31,
                                                 2003          2002
                                                   (in thousands)
Investment Property
Balance at beginning of year                    $28,810       $28,472
  Property improvements                             567           338
Balance at end of year                          $29,377       $28,810

Accumulated Depreciation
Balance at beginning of year                    $23,621       $22,355
  Additions charged to expense                    1,215         1,266
Balance at end of year                          $24,836       $23,621

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $6,947,000 and $6,380,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $2,396,000 and $1,861,000, respectively.

Note E - Income Taxes

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                December 31,
                                              2003         2002

Net income as reported                      $ 1,010      $ 1,176
Add (deduct):
  Depreciation differences                      680          731
  Prepaid rent                                   34           12
  Other                                        (195)          83

Federal taxable income                      $ 1,529      $ 2,002

Federal taxable income per limited
  partnership unit                          $ 25.23      $ 33.03

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                       2003

         Net liabilities as reported                $ (23,186)
         Land and buildings                           (22,430)
         Accumulated depreciation                      22,440
         Syndication and distribution costs             3,375
         Other                                            357

         Net liabilities - Federal tax basis         $(19,444)

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

Estate of Harry Schubert v. National Property Investors 4, Civil Action No. 97-09129, Court of Common Pleas of Bucks County, Pennsylvania. During 1998, the Plaintiff brought action against the Partnership alleging that as the result of carbon monoxide and methane poisoning due to a malfunctioning heat unit in the apartment at the Partnership's property leased by decedent's son, the decedent lost consciousness for several hours, suffered respiratory arrest, and suffered other pains and injuries. He died several months after the exposure. The Plaintiff alleged breach of contract, fraud, violations of the Unfair Trade Practices and Consumer Protection Law and negligence resulting in wrongful death. As a result of a mediation held August 21, 2003, the matter was settled and the litigation has been dismissed with prejudice. The agreed upon settlement amount of $55,000 was paid during November 2003.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

The names of the directors and officers of the Managing General Partner, their age and the nature of all positions with NPI Equity presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Registrant during the years ended December 31, 2003 and 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2003, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                             Number of         Percent
                                               Units          of Total
AIMCO IPLP, L.P.                              32,525           54.20%
  (an affiliate of AIMCO)
IPLP Acquisition I, LLC                        4,452            7.42%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                         9,052           15.09%
  (an affiliate of AIMCO)

AIMCO IPLP, L.P. and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602. AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $370,000 and $381,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $180,000 and $160,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $20,000 and $6,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. At December 31, 2003, approximately $19,000 was owed for accountable administrative expenses and is included in other liabilities.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $34,000 and $55,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the years ended December 31, 2003 and 2002, approximately $11,000 and $60,000, respectively, was paid in conjunction with the operating distributions. These fees are included in general and administrative expenses. An additional $28,000 was paid during the year ended December 31, 2002 which was included in accounts payable at December 31, 2001, and general and administrative expenses for the year ended December 31, 2001.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2003 and 2002, the Partnership did not have any borrowings or amounts outstanding under the Partnership Revolver.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $78,000 and $94,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 46,029 limited partnership units (the "Units") in the Partnership representing 76.71% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 76.71% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, AIMCO IPLP, L.P. (previously Insignia Properties, L.P.), an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $32,000 and $31,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $6,000 and $13,000, respectively.

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


                                    NATIONAL PROPERTY INVESTORS 4


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                /s/Martha L. Long
                                 Martha L. Long
                                Senior    Vice    President    of   NPI   Equity
                                Investments,   Inc.,  equivalent  of  the  chief
                                executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                    /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior  Vice  President  and  Chief   Accounting
                                Officer of NPI Equity Investments, Inc.,
                                equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors 4 (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.