Form 10KSB
period 2004-12-31
NATIONAL PROPERTY INVESTORS 4
filed 2005-03-18
CIK 318508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004


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

State issuer's revenues for its most recent fiscal year.  $7,924,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

National Property Investors 4 (the "Partnership" or "Registrant") is a California limited partnership formed in July 1980. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"). Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The partnership agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date. The Managing General Partner is currently evaluating an extension of the Partnership's term and expects to have any such extension completed by the end of 2005.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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


                          Gross
                         Carrying   Accumulated                           Federal
Property                  Value    Depreciation     Rate      Method     Tax Basis
                             (in thousands)                            (in thousands)
Village of Pennbrook
  Apartments              $30,754     $25,412    5-27.5 yrs    S/L        $ 5,035

See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loan encumbering the Partnership's property.

                       Principal                                            Principal
                      Balance At             Stated                          Balance
                     December 31,  Monthly  Interest   Period   Maturity      Due At
Property                 2004      Payment    Rate    Amortized   Date       Maturity
                         (in thousands)                                   (in thousands)
Village of Pennbrook
  Apartments            $27,855     $ 236     7.01%      20     09/01/21       $ --

See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay this fixed rate loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for the property:

                                    Average Annual
                                     Rental Rates                   Average
                                      (per unit)                   Occupancy
 Property                        2004            2003           2004        2003
 Village of Pennbrook
   Apartments                   $11,104         $10,485         93%          94%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for the property:

                                              2004              2004
                                             Billing            Rate
                                         (in thousands)
       Village of Pennbrook
         Apartments                           $621             5.75%

Capital Improvements

During the year ended December 31, 2004, the Partnership completed approximately $1,377,000 of capital improvements at Village of Pennbrook consisting primarily of floor coverings, appliance replacements, heating and air conditioning improvements, water and sewer upgrades, and exterior painting. These capital improvements were funded primarily from operating cash flow and an advance from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

As previously disclosed both AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered 70,000 and sold 60,005 limited partnership units aggregating $30,002,500. As of December 31, 2004, the Partnership had 60,005 units outstanding held by 961 limited partners of record. Affiliates of the Managing General Partner owned 47,442 units or 79.06% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):


                                        Per Limited                       Per Limited
                       Year Ended       Partnership       Year Ended      Partnership
                    December 31, 2004      Unit       December 31, 2003       Unit

Operations               $ 1,158          $19.09            $ 510            $ 8.42

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, sale of the property and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,442 limited partnership units (the "Units") in the Partnership representing 79.06% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.06% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, AIMCO IPLP, L.P. an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized net income for the year ended December 31, 2004 of approximately $1,742,000 compared to net income of approximately $1,010,000 for the same period in 2003. The increase in net income for the year ended December 31, 2004 is attributable to an increase in total revenues and a decrease in total expenses.

The increase in total revenues for the year ended December 31, 2004 is due to an increase in rental income and other income. Rental income increased due to an increase in the average rental rate at the Partnership's property as a result of a decrease in concessions. Other income increased due primarily to the Partnership's investment property now charging for utility reimbursements and an increase in cable TV reimbursements, partially offset by a decrease in late charges at the property.

The decrease in total expenses for the year ended December 31, 2004 is due to decreases in depreciation and interest expenses partially offset by increases in operating, property tax and general and administrative expenses. Depreciation expense decreased due to assets becoming fully depreciated over the past twelve months. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering the Partnership's investment property, which has reduced the average outstanding balance over the past twelve months. Operating expenses increased due to an increase in property, maintenance, and property management fee expense. Property expenses increased due to an increase in utility expenses and an increase in payroll and related employee benefits. Maintenance expense increased due to an increase in contract services and maintenance supplies at the Partnership's investment property. The property management fee increased due to an increase in rental income. Property tax expense increased due to an increase in the tax rate charged by the local taxing authorities. The increase in general and administrative expense is due to an increase in Partnership management fees and non-accountable reimbursements associated with distributions, slightly offset by a decrease in management reimbursements as a result of lower costs.

Included in general and administrative expenses at both December 31, 2004 and 2003 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $134,000 compared to approximately $760,000 at December 31, 2003, a decrease of approximately $626,000. The decrease is due to approximately $1,684,000 and $1,108,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,166,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to partners and payments made on the mortgage encumbering the Partnership's property partially offset by the receipt of an advance from an affiliate. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (7.25% at December 31, 2004). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2004, the managing general partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work at Village of Pennbrook Apartments and advanced $320,000. Interest expense during the year ended December 31, 2004 amounted to approximately $3,000. The balance payable at December 31, 2004 including accrued interest is approximately $323,000 and is included in due to affiliates in the Partnership's balance sheet. During the year ended December 31, 2003, the Partnership did not have any borrowings or amounts outstanding under the Partnership Revolver.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $27,855,000 is being amortized over 20 years and will mature in September 2021 at which time the mortgage is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. The Managing General Partner is currently evaluating an extension of the Partnership's term and expects to have any such extension completed by the end of 2005.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                       Year Ended       Partnership       Year Ended      Partnership
                    December 31, 2004      Unit       December 31, 2003       Unit

Operations               $ 1,158          $19.09            $ 510            $ 8.42

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, sale of the property and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,442 limited partnership units (the "Units") in the Partnership representing 79.06% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.06% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, AIMCO IPLP, L.P. an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 4

                          LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
National Property Investors 4


We have audited the accompanying balance sheet of National Property Investors 4 as of December 31, 2004, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 10, 2005

                          NATIONAL PROPERTY INVESTORS 4

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets:
   Cash and cash equivalents                                                 $ 134
   Receivables and deposits                                                       64
   Other assets                                                                1,127
   Investment property (Notes C and D):
      Land                                                    $ 1,980
      Buildings and related personal property                   28,774
                                                                30,754
      Less accumulated depreciation                            (25,412)        5,342

                                                                            $ 6,667
Liabilities and Partners' Deficit

Liabilities:
   Accounts payable                                                          $ 282
   Tenant security deposit liabilities                                           395
   Other liabilities                                                             392
   Due to affiliates (Note B)                                                    345
   Mortgage note payable (Note C)                                             27,855

Partners' Deficit:
   General partner                                             $ (371)
   Limited partners (60,005 units issued and
      outstanding)                                             (22,231)      (22,602)

                                                                            $ 6,667

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                             Years Ended December 31,
                                                                2004          2003
Revenues:
  Rental income                                               $ 7,352        $ 7,086
  Other income                                                    572            371
      Total revenues                                            7,924          7,457

Expenses:
  Operating                                                     2,703          2,323
  General and administrative                                      265            241
  Depreciation                                                    576          1,215
  Interest                                                      2,026          2,081
  Property taxes                                                  612            587
      Total expenses                                            6,182          6,447

Net income (Note E)                                           $ 1,742        $ 1,010

Net income allocated to general partner (1%)                    $ 17          $ 10
Net income allocated to limited partners (99%)                  1,725          1,000

                                                              $ 1,742        $ 1,010

Net income per limited partnership unit                       $ 28.75        $ 16.67

Distributions per limited partnership unit                    $ 19.09        $ 8.42

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                       Limited
                                     Partnership    General     Limited
                                        Units       Partner     Partners      Total

Original capital contributions         60,005         $ 1       $ 30,003    $ 30,004

Partners' deficit at
  December 31, 2002                    60,005       $ (381)     $(23,305)   $(23,686)

Distributions to partners                  --           (5)         (505)       (510)

Net income for the year ended
  December 31, 2003                        --            10        1,000       1,010

Partners' deficit at
  December 31, 2003                    60,005          (376)     (22,810)    (23,186)

Distributions to partners                  --           (12)      (1,146)     (1,158)

Net income for the year ended
  December 31, 2004                        --            17        1,725       1,742

Partners' deficit at
  December 31, 2004                    60,005       $ (371)     $(22,231)   $(22,602)

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               Years Ended December 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net income                                                     $ 1,742      $ 1,010
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    576        1,215
     Amortization of loan costs                                       43           43
     Bad debt                                                         78           37
     Change in accounts:
      Receivables and deposits                                       (77)         (27)
      Other assets                                                  (111)          (8)
      Accounts payable                                               (18)          31
      Tenant security deposit liabilities                             (4)          32
      Due to affiliate                                                 3           --
      Other liabilities                                              (66)         (54)
        Net cash provided by operating activities                  2,166        2,279

Cash used in investing activities:
  Property improvements and replacements                          (1,108)        (567)

Cash flows from financing activities:
  Distributions to partners                                       (1,158)        (510)
  Advance from affiliate                                             320           --
  Payments on mortgage note payable                                 (846)        (724)
        Net cash used in financing activities                     (1,684)      (1,234)

Net (decrease) increase in cash and cash equivalents                (626)         478
Cash and cash equivalents at beginning of year                       760          282
Cash and cash equivalents at end of year                          $   134      $ 760

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,985      $ 1,870

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                               $ 269      $    --

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Significant Accounting Policies

Organization

National Property Investors 4, a California Limited Partnership (the "Partnership" or "Registrant"), was formed on July 1, 1980 to acquire, hold for investment, and ultimately sell income producing real estate property. Capital contributions of $30,002,500 ($500 per unit) were made by the limited partners. In addition, the general partner contributed $1,000. The Partnership owns one apartment complex located in Falls Township, Pennsylvania. The managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date. The Managing General Partner is currently evaluating an extension of the Partnership's term and expects to have any such extension completed by the end of 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment of Disposal or Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $121,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Deferred Costs

Loan costs of approximately $858,000 are included in other assets in the accompanying balance sheet and are amortized over the term of the related loan agreement. At December 31, 2004, accumulated amortization is approximately
$139,000.   Amortization  of  loan  costs  is  included  in  interest   expense.
Amortization expense is expected to be approximately $43,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying balance.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $50,000 and $48,000 during the years ended December 31, 2004 and 2003, respectively, were charged to expense as incurred and are included in operating expenses.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $390,000 and $370,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses. At December 31, 2004, approximately $4,000 was owed for property management services and is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $162,000 and $180,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $26,000 and $20,000, respectively. The construction agreement service fees are calculated based on a percentage of current additions to the Partnership's investment property. At December 31, 2004, approximately $18,000 was owed for accountable administrative expenses and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $78,000 and $34,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the years ended December 31, 2004 and 2003, approximately $25,000 and $11,000, respectively, was paid in conjunction with the operating distributions. These fees are included in general and administrative expenses.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (7.25% at December 31, 2004). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2004, the managing general partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work at Village of Pennbrook Apartments and advanced $320,000. Interest expense during the year ended December 31, 2004 amounted to approximately $3,000. The balance payable at December 31, 2004 including accrued interest is approximately $323,000 and is included in due to affiliates in the Partnership's balance sheet. During the year ended December 31, 2003, the Partnership did not have any borrowings or amounts outstanding under the Partnership Revolver.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During both of the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $78,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,442 limited partnership units (the "Units") in the Partnership representing 79.06% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.

Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.06% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:


                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Interest    Interest  Maturity      Due At
Property                    2004         Only        Rate      Date       Maturity
                             (in thousands)                            (in thousands)
Village of Pennbrook
  Apartments               $27,855       $ 236      7.01%    09/01/21       $ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership's rental property and by a pledge of revenues from the respective rental property. The mortgage note payable include a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments subsequent to December 31, 2004 are as follows (in thousands):

                                   2005        $   907
                                   2006            972
                                   2007          1,043
                                   2008          1,118
                                   2009          1,199
                                Thereafter      22,616
                                               $27,855

Note D - Investment Property and Accumulated Depreciation


                                                        Initial Cost
                                                       To Partnership
                                                       (in thousands)

                                                              Buildings        Cost
                                                             and Related    Capitalized
                                                              Personal     Subsequent to
Description                         Encumbrances     Land     Property      Acquisition
                                   (in thousands)                         (in thousands)
Village of Pennbrook Apartments
  Falls Township, Pennsylvania         $27,855     $ 1,972     $18,245        $10,537


                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                               Buildings
                              And Related
                                Personal             Accumulated     Date    Depreciable
Description             Land    Property    Total    Depreciation  Acquired  Life-Years
                                                    (in thousands)
Village of Pennbrook
  Apartments          $ 1,980    $28,774   $30,754     $(25,412)    12/81    5-27.5 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

                                                    December 31,
                                                 2004          2003
                                                   (in thousands)
Investment Property
Balance at beginning of year                    $29,377       $28,810
  Property improvements                           1,377           567
Balance at end of year                          $30,754       $29,377

Accumulated Depreciation
Balance at beginning of year                    $24,836       $23,621
  Additions charged to expense                      576         1,215
Balance at end of year                          $25,412       $24,836

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2004 and 2003, is approximately $8,060,000 and $6,947,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $3,025,000 and $2,396,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                December 31,
                                              2004         2003

Net income as reported                      $ 1,742      $ 1,010
Add (deduct):
  Depreciation differences                      (53)         680
  Prepaid rent                                  (51)          34
  Other                                        (114)        (195)

Federal taxable income                      $ 1,524      $ 1,529

Federal taxable income per limited
  partnership unit                          $ 25.14      $ 25.23

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                       2004

         Net liabilities as reported                $ (22,602)
         Land and buildings                           (22,694)
         Accumulated depreciation                      22,387
         Syndication and distribution costs             3,375
         Other                                            457

         Net liabilities - Federal tax basis         $(19,077)

Note F - Contingencies

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

As previously disclosed both AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Registrant during the years ended December 31, 2004 and 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2004, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                             Number of         Percent
                                               Units          of Total
AIMCO IPLP, L.P.                              32,525           54.20%
  (an affiliate of AIMCO)
IPLP Acquisition I, LLC                        4,452            7.42%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                        10,465           17.44%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $390,000 and $370,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses. At December 31, 2004, approximately $4,000 was owed for property management services and is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $162,000 and $180,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $26,000 and $20,000, respectively. The construction management service fees are calculated based on a percentage of current additions to the Partnership's investment property. At December 31, 2004, approximately $18,000 was owed for accountable administrative expenses and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $78,000 and $34,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the years ended December 31, 2004 and 2003, approximately $25,000 and $11,000, respectively, was paid in conjunction with the operating distributions. These fees are included in general and administrative expenses.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (7.25% at December 31, 2004). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2004, the managing general partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work at Village of Pennbrook Apartments and advanced $320,000. Interest expense during the year ended December 31, 2004 amounted to approximately $3,000. The balance payable at December 31, 2004 including accrued interest is approximately $323,000 and is included in due to affiliates in the Partnership's balance sheet. During the year ended December 31, 2003, the Partnership did not have any borrowings or amounts outstanding under the Partnership Revolver.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During both of the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $78,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,442 limited partnership units (the "Units") in the Partnership representing 79.06% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.06% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $28,000 and $32,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $6,000 for both 2004 and 2003, respectively.

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


                                    NATIONAL PROPERTY INVESTORS 4


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President

                                    Date: March 18, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive        Date: March 18, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 18, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters

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

Date:  March 18, 2005

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

Date:  March 18, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity Investments,
                                    Inc., equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors 4 (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.