Form 10QSB
period 2005-06-30
NATIONAL PROPERTY INVESTORS 4
filed 2005-08-15
CIK 318508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)


                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 66
   Receivables and deposits                                                      86
   Other assets                                                                 998
   Investment property:
       Land                                                  $ 1,980
       Buildings and related personal property                 29,999
                                                              31,979
       Less accumulated depreciation                          (25,713)        6,266
                                                                            $ 7,416
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 309
   Tenant security deposit liabilities                                          401
   Other liabilities                                                            413
   Due to affiliates (Note B)                                                   774
   Mortgage note payable                                                     27,407

Partners' Deficit
   General partner                                            $ (364)
   Limited partners (60,005 units
      issued and outstanding)                                 (21,524)      (21,888)
                                                                            $ 7,416

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
                                        2005         2004         2005         2004

Revenues:
   Rental income                      $ 1,850       $ 1,835      $ 3,641     $ 3,728
   Other income                           159           221          272         427
       Total revenues                   2,009         2,056        3,913       4,155

Expenses:
   Operating                              724           652        1,484       1,383
   General and administrative              45            76           85         166
   Depreciation                           152           147          301         291
   Interest                               501           503        1,005       1,016
   Property taxes                         160           150          324         301
       Total expenses                   1,582         1,528        3,199       3,157

Net income                             $ 427         $ 528        $ 714       $ 998

Net income allocated to
   general partner (1%)                 $ 4           $ 5          $ 7         $ 10
Net income allocated to
   limited partners (99%)                 423           523          707         988

                                       $ 427         $ 528        $ 714       $ 998
Net income per limited
   partnership unit                    $ 7.05       $ 8.72       $ 11.78     $ 16.47

Distributions per limited
   partnership unit                     $ --        $ 5.02        $ --       $ 13.20

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                    Partnership     General       Limited
                                       Units        Partner      Partners       Total

Original capital contributions         60,005         $ 1        $ 30,003      $ 30,004

Partners' deficit at
   December 31, 2004                   60,005       $ (371)      $(22,231)     $(22,602)

Net income for the six months
   ended June 30, 2005                     --             7           707           714

Partners' deficit at
   June 30, 2005                       60,005       $ (364)      $(21,524)     $(21,888)

                See Accompanying Notes to Financial Statements



                          NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                     Six Months Ended
                                                                         June 30,
                                                                     2005         2004
Cash flows from operating activities:
  Net income                                                         $ 714        $ 998
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                       301          291
     Amortization of loan costs                                          21           21
     Change in accounts:
      Receivables and deposits                                          (22)         (54)
      Other assets                                                      108          113
      Accounts payable                                                   80           17
      Tenant security deposit liabilities                                 6           16
      Due to affiliates                                                  74           --
      Other liabilities                                                  21          (93)
        Net cash provided by operating activities                     1,303        1,309

Cash flows used in investing activities:
  Property improvements and replacements                             (1,278)        (138)

Cash flows from financing activities:
  Distributions to partners                                              --         (800)
  Advances from affiliates                                              355           --
  Payments on mortgage note payable                                    (448)        (416)
       Net cash used in financing activities                            (93)      (1,216)

Net decrease in cash and cash equivalents                               (68)         (45)
Cash and cash equivalents at beginning of period                        134          760
Cash and cash equivalents at end of period                           $ 66         $ 715

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 970       $ 1,000
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
    accounts payable                                                 $ 216        $ --

At December 31, 2004, $269,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2005.

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $191,000 and $198,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $78,000 and $87,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $10,000 for both periods. The construction management service fees are calculated based on a percentage of additions to the investment property. At June 30, 2005, approximately $81,000 of accountable administrative expenses were unpaid and are included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received payment for non-accountable expenses of approximately $53,000 for the six months ended June 30, 2004, which is included in general and administrative expenses. There were no such fees for the six months ended June 30, 2005.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership Management Fees in conjunction with distributions of cash from operations, subject to certain limitations. There were no such fees for the six months ended June 30, 2005. During the six months ended June 30, 2004 approximately $17,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (8.25% at June 30, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work at Village of Pennbrook Apartments and advanced $355,000. Interest expense for the six months ended June 30, 2005 amounted to approximately $15,000. The balance payable at June 30, 2005 including accrued interest is approximately $693,000 and is included in due to affiliates in the Partnership's balance sheet. During the six months ended June 30, 2004, the Partnership did not have any borrowings or amounts outstanding under the Partnership Revolver. Subsequent to June 30, 2005, the Managing General Partner advanced approximately $1,144,000 to pay for redevelopment work at The Village of Pennbrook Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $81,000 and $78,000 for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass.
Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 90% and 95% for the six month periods ended June 30, 2005 and 2004, respectively. The decrease in average occupancy was due primarily to an increase in competition in the local market.

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

Results of Operations

The Partnership had net income of approximately $714,000 for the six months ended June 30, 2005 compared to net income of approximately $998,000 for the six months ended June 30, 2004. The Partnership recognized net income of approximately $427,000 for the three months ended June 30, 2005 compared to net income of approximately $528,000 for the three months ended June 30, 2004. The decrease in net income for both the three and six months ended June 30, 2005 is attributable to a decrease in total revenues and an increase in total expenses. Total revenues for the six months ended June 30, 2005 decreased due to a decrease in both rental and other income. The decrease in rental income was due to a decrease in occupancy as discussed above, partially offset by an increase in the average rental rate at the Partnership's investment property. Other income decreased primarily due to decreases in utility and cable TV reimbursements and lease cancellation fees. Total revenues for the three months ended June 30, 2005 decreased due to a decrease in other income as discussed above partially offset by an increase in rental income. Rental income increased due to an increase in the average rental rate and a decrease in bad debt expense at the Partnership's investment property.

Total expenses increased for the three and six months ended June 30, 2005 due to an increase in operating, depreciation and property tax expenses partially offset by decreases in interest and general and administrative expenses. Operating expense increased due to an increase in property and advertising expenses. Property expense increased due to an increase in salaries and related employee benefits. Advertising expense increased due to an increase in web advertising and leasing promotions. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the tax rate by the local taxing authorities at Village of Pennbrook Apartments. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering the Partnership's investment property, which has reduced the average outstanding balance over the past twelve months partially offset by an increase in interest on advances from affiliates.

The decrease in general and administrative expense for the three and six months ended June 30, 2005 is due to a decrease in Partnership Management Fees and non-accountable reimbursements associated with distributions allowed under the Partnership Agreement. Also included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At June 30, 2005 the Partnership had cash and cash equivalents of approximately $66,000 as compared to approximately $715,000 at June 30, 2004. Cash and cash equivalents decreased approximately $68,000 from December 31, 2004. This decrease was due to approximately $1,278,000 and $93,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,303,000 of cash provided by operating activities. Cash used in financing activities consisted of payments on the mortgage encumbering Village of Pennbrook Apartments partially offset by advances from affiliates. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (8.25% at June 30, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work at Village of Pennbrook Apartments and advanced $355,000. Interest expense for the six months ended June 30, 2005 amounted to approximately $15,000. The balance payable at June 30, 2005 including accrued interest is approximately $693,000 and is included in due to affiliates in the Partnership's balance sheet. During the six months ended June 30, 2004, the Partnership did not have any borrowings or amounts outstanding under the Partnership Revolver. Subsequent to June 30, 2005, the Managing General Partner advanced approximately $1,144,000 to pay for redevelopment work at The Village of Pennbrook Apartments.

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

During the six months ended June 30, 2005, the Partnership completed approximately $1,225,000 of capital improvements at Village of Pennbrook
Apartments, consisting primarily of window, floor covering and appliance replacements, heating and air conditioning upgrades, exterior painting, roof replacement, enhanced security equipment and furniture and fixtures. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has commenced with a $7,400,000 redevelopment project at Village of Pennbrook Apartments. The redevelopment project is to consist of major landscaping, exterior upgrades and structural improvements. The project is to be financed with operating cash flow and advances from an affiliate of the Managing General Partner which will accrue interest at prime plus 2%. Additional routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The routine capital expenditures will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referenced above) of the Partnership. The mortgage indebtedness of approximately $27,407,000 is being amortized over 20 years and will mature in September 2021 at which time the mortgage is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. The Managing General Partner is currently evaluating an extension of the Partnership's term and expects to have any such extension completed by the end of 2005.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands, except per unit data):

                       Six Months       Per Limited       Six Months      Per Limited
                          Ended         Partnership         Ended         Partnership
                      June 30, 2005        Unit         June 30, 2004         Unit

Operations                $ --             $ --             $ 800            $13.20

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit distributions to its partners during the remainder of 2005 or subsequent periods. As a result of the costs associated with the redevelopment project at the Partnership's investment property, it is not expected that the Partnership will generate sufficient funds from operations to permit distributions until the advances associated with the redevelopment project are satisfied.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,658 limited partnership units (the "Units") in the Partnership representing 79.42% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.42% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, AIMCO IPLP, L.P. (previously Insignia Properties, L.P.), an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. In respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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


                                    Date: August 15, 2005

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

Date:  August 15, 2005

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

Date:  August 15, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity  Investments,
                                    Inc.,  equivalent  of the chief  financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 4 (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.