Form 10QSB
period 2005-09-30
NATIONAL PROPERTY INVESTORS 4
filed 2005-11-14
CIK 318508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 4
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005

Assets
   Cash and cash equivalents                                                 $ 611
   Receivables and deposits                                                      61
   Other assets                                                               1,321
   Investment property:
       Land                                                  $ 1,980
       Buildings and related personal property                 33,989
                                                              35,969
       Less accumulated depreciation                          (25,875)       10,094
                                                                           $ 12,087
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 866
   Tenant security deposit liabilities                                          392
   Other liabilities                                                            466
   Due to affiliates (Note B)                                                 4,700
   Mortgage note payable                                                     27,178

Partners' Deficit
   General partner                                            $ (360)
   Limited partners (60,005 units
      issued and outstanding)                                 (21,155)      (21,515)
                                                                           $ 12,087

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months              Nine Months
                                       Ended September 30,       Ended September 30,
                                        2005         2004         2005         2004

Revenues:
   Rental income                      $ 1,872       $ 1,812      $ 5,513     $ 5,540
   Other income                           129            74          401         501
       Total revenues                   2,001         1,886        5,914       6,041

Expenses:
   Operating                              723           672        2,207       2,055
   General and administrative              42            68          127         234
   Depreciation                           162           141          463         432
   Interest                               544           506        1,549       1,522
   Property taxes                         157           156          481         457
       Total expenses                   1,628         1,543        4,827       4,700

Net income                             $ 373         $ 343       $ 1,087     $ 1,341

Net income allocated to
   general partner (1%)                 $ 4           $ 3         $ 11         $ 13
Net income allocated to
   limited partners (99%)                 369           340        1,076       1,328

                                       $ 373         $ 343       $ 1,087     $ 1,341
Net income per limited
   partnership unit                    $ 6.15       $ 5.66       $ 17.93     $ 22.13

Distributions per limited
   partnership unit                     $ --        $ 5.89        $ --       $ 19.09

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                    Partnership     General       Limited
                                       Units        Partner      Partners       Total

Original capital contributions         60,005         $ 1        $ 30,003      $ 30,004

Partners' deficit at
   December 31, 2004                   60,005       $ (371)      $(22,231)     $(22,602)

Net income for the nine months
   ended September 30, 2005                --            11         1,076         1,087

Partners' deficit at
   September 30, 2005                  60,005       $ (360)      $(21,155)     $(21,515)


                See Accompanying Notes to Financial Statements

------------------------------------------------------------------------------

                          NATIONAL PROPERTY INVESTORS 4
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2005       2004
Cash flows from operating activities:
  Net income                                                    $ 1,087      $ 1,341
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   463          432
     Amortization of loan costs                                      32           32
     Change in accounts:
      Receivables and deposits                                        3          (30)
      Other assets                                                 (226)        (307)
      Accounts payable                                              137          115
      Tenant security deposit liabilities                            (3)          31
      Due to affiliates                                             161           --
      Other liabilities                                              74          (84)
        Net cash provided by operating activities                 1,728        1,530

Cash flows used in investing activities:
  Property improvements and replacements                         (4,768)        (394)

Cash flows from financing activities:
  Distributions to partners                                          --       (1,158)
  Advances from affiliates                                        4,194           --
  Payments on mortgage note payable                                (677)        (629)
       Net cash provided by (used in) financing activities        3,517       (1,787)

Net increase (decrease) in cash and cash equivalents                477         (651)
Cash and cash equivalents at beginning of period                    134          760
Cash and cash equivalents at end of period                       $ 611        $ 109

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,449      $ 1,494

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
    accounts payable                                             $ 716        $ 61

At December 31, 2004, $269,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2005.

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 4
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $292,000 and $291,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $137,000 and $121,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $36,000 and $10,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. At September 30, 2005, approximately $114,000 of accountable administrative expenses were unpaid and are included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received payment for non-accountable expenses of approximately $78,000 for the nine months ended September 30, 2004, which is included in general and administrative expenses. There were no such fees for the nine months ended September 30, 2005.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership Management Fees in conjunction with distributions of cash from operations, subject to certain limitations. There were no such fees for the nine months ended September 30, 2005. During the nine months ended September 30, 2004 approximately $25,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (8.75% at September 30, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and real estate taxes at Village of Pennbrook Apartments and advanced approximately $4,194,000. Interest expense for the nine months ended September 30, 2005 amounted to approximately $68,000. The balance payable at September 30, 2005 including accrued interest is approximately $4,586,000 and is included in due to affiliates on the accompanying balance sheet. During the nine months ended September 30, 2004, the Partnership did not have any borrowings or amounts outstanding under the Partnership Revolver.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $81,000 and $78,000 for insurance coverage and fees associated with policy claims administration.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 92% and 94% for the nine month periods ended September 30, 2005 and 2004, respectively.

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

Results of Operations

The Partnership had net income of approximately $1,087,000 for the nine months ended September 30, 2005 compared to net income of approximately $1,341,000 for the nine months ended September 30, 2004. The decrease in net income is due to an increase in total expenses and a decrease in total revenues. Total revenues decreased due to a decrease in rental and other income. Rental income decreased due to a decrease in occupancy partially offset by an increase in the average rental rate at the Partnership's investment property. Other income decreased due to decreases in utility and cable TV reimbursements and lease cancellation fees.

The Partnership had net income of approximately $373,000 for the three months ended September 30, 2005 compared to net income of approximately $343,000 for the three months ended September 30, 2004. The increase in net income is due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is due to an increase in rental and other income. Rental income increased due to an increase in the average rental rate partially offset by a decrease in occupancy at the Partnership's investment property. Other income increased due to an increase in late fees at Village of Pennbrook Apartments.

Total expenses increased for the three and nine months ended September 30, 2005 due to an increase in operating, depreciation and interest expense partially offset by a decrease in general and administrative expense. Property tax expense increased for the nine months ending September 30, 2005 but remained relatively constant over the three months ending September 30, 2005. Operating expense increased due to an increase in advertising, administrative and maintenance expenses. Advertising expense increased due to an increase in web advertising and leasing promotions. Administrative expenses increased due to an increase in temporary agency help and telephone sales at the Partnership's investment property. Maintenance expense increased due to an increase in contract services and general repairs at the Partnership's investment property. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in interest on advances from affiliates partially offset by a decrease in interest expense on the mortgage encumbering the Partnership's investment property due to the payment of scheduled principal payments which has reduced the average outstanding balance over the past twelve months. Property tax expense increased due to an increase in the tax rate by the local taxing authorities at Village of Pennbrook Apartments.

The decrease in general and administrative expense for the three and nine months ended September 30, 2005 is due to a decrease in Partnership Management Fees and non-accountable reimbursements associated with distributions allowed under the Partnership Agreement. Also included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement are also included.

Capital Resources and Liquidity

At September 30, 2005 the Partnership had cash and cash equivalents of approximately $611,000 compared to approximately $109,000 at September 30, 2004. Cash and cash equivalents increased approximately $477,000 from December 31, 2004. This increase was due to approximately $3,517,000 and $1,728,000 of cash provided by financing and operating activities, respectively partially offset by approximately $4,768,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from affiliates partially offset by payments on the mortgage encumbering Village of Pennbrook Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (8.75% at September 30, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and real estate taxes at Village of Pennbrook Apartments and advanced approximately $4,194,000. Interest expense for the nine months ended September 30, 2005 amounted to approximately $68,000. The balance payable at September 30, 2005 including accrued interest is approximately $4,586,000 and is included in due to affiliates on the Partnership's balance sheet. During the nine months ended September 30, 2004, the Partnership did not have any borrowings or amounts outstanding under the Partnership Revolver.

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

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately  $5,215,000  of  capital  improvements  at  Village  of  Pennbrook
Apartments, consisting primarily of window, floor covering and appliance replacements, heating and air conditioning upgrades, exterior painting, roof replacement, enhanced security equipment, interior lighting upgrades, and furniture and fixtures. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has commenced with a $7,400,000 redevelopment project at Village of Pennbrook Apartments. The redevelopment project is to consist of major landscaping, exterior upgrades and structural improvements. At September 30, 2005 the project was approximately 78% complete and is currently estimated to be complete by December 31, 2005. The project is to be financed with operating cash flow and advances from an affiliate of the Managing General Partner which will accrue interest at prime plus 2%. Additional routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The routine capital expenditures will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referenced above) of the Partnership. The mortgage indebtedness of approximately $27,178,000 is being amortized over 20 years and will mature in September 2021 at which time the mortgage is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. The Managing General Partner is currently evaluating an extension of the Partnership's term and expects to have any such extension completed by the end of 2005.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                       Nine Months      Per Limited      Nine Months      Per Limited
                          Ended         Partnership         Ended         Partnership
                   September 30, 2005      Unit       September 30, 2004      Unit

Operations                $ --             $ --             $1,158           $19.09

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,698 limited partnership units (the "Units") in the Partnership representing 79.49% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.49% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 units, AIMCO IPLP, L.P. (previously Insignia Properties, L.P.), an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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


                                    Date: November 14, 2005

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

Date:  November 14, 2005

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

Date:  November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity  Investments,
                                    Inc.,  equivalent  of the chief  financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 4 (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.