Form 10KSB
period 2005-12-31
NATIONAL PROPERTY INVESTORS 4
filed 2006-03-28
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-10412

NATIONAL PROPERTY INVESTORS 4
(Name of small business issuer in its charter)

California	13-3031722
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089
Greenville, South Carolina 29602
(Address of principal executive offices)

Issuer's telephone number (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $7,973,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

National Property Investors 4 (the "Partnership" or "Registrant") is a California limited partnership formed in July 1980. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner" or "NPI Equity") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of NPI Equity. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022, unless terminated prior to such date.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Village of Pennbrook
Apartments	$36,597	$26,046	5-27.5 yrs	S/L	$10,321

See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loan encumbering the Partnership's property.

	Principal					Principal
	Balance At		Stated			Balance
	December 31,	Monthly	Interest	Period	Maturity	Due At
Property	2005	Payment	Rate	Amortized	Date	Maturity
	(in thousands)					(in thousands)
Village of Pennbrook
Apartments	$26,945	$ 236	7.01%	20 yrs	09/01/21	$ --

See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay this fixed rate loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for the property:

	Average Annual
	Rental Rates		Average
	(per unit)		Occupancy
Property	2005	2004	2005	2004
Village of Pennbrook
Apartments	$11,205	$11,104	93%	93%

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

Real Estate Taxes and Rates

Real estate taxes and rate in 2005 for the property:

	2005	2005
	Billing	Rate
	(in thousands)
Village of Pennbrook
Apartments	$647	14.98%

Capital Improvements

During the year ended December 31, 2005, the Partnership completed approximately $5,843,000 of capital improvements at Village of Pennbrook Apartments including approximately $5,213,000 arising from the redevelopment of the property. These improvements consisted primarily of building improvements, window, floor covering and appliance replacements, heating and air conditioning upgrades, exterior painting, roof replacement, enhanced security equipment, interior lighting upgrades, and furniture and fixtures. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has commenced with a $6,700,000 redevelopment project at Village of Pennbrook Apartments.  The redevelopment project is to consist of major landscaping, exterior upgrades and structural improvements. At December 31, 2005 the project was approximately 94% complete and is currently estimated to be completed in the first half of 2006.  The project has been financed with operating cash flow and advances from an affiliate of the Managing General Partner which accrue interest at prime plus 2%.  Additional routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered 70,000 and sold 60,005 limited partnership units (the “Units”) aggregating $30,002,500. As of December 31, 2005, the Partnership had 60,005 Units outstanding held by 938 limited partners of record. Affiliates of the Managing General Partner owned 47,710 Units or 79.51% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Operations	$ --	$ --	$ 1,158	$ 19.09

Future cash distributions will depend on the levels of cash generated from operations, sale of the property and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2006 or subsequent periods. As a result of the costs associated with the redevelopment project at the Partnership’s investment property, it is not expected that the Partnership will generate sufficient funds from operations to permit distributions until the advances associated with the redevelopment project are satisfied. See "Item 2. Description of Property – Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,710 Units in the Partnership representing 79.51% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.51% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P. an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized net income of approximately $1,341,000 for the year ended December 31, 2005 compared to net income of approximately $1,742,000 for the year ended December 31, 2004. The decrease in net income is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in the average rental rate at the Partnership’s investment property.  Other income decreased due to decreases in utility and cable television reimbursements and lease cancellation fees.

Total expenses increased due to increases in operating, depreciation, property tax and interest expenses partially offset by a decrease in general and administrative expenses. Operating expense increased due to an increase in advertising, property, administrative and maintenance expenses at the Partnership’s property. Advertising expense increased due to an increase in web advertising. Property expenses increased due to increases in salaries and other related benefits and utility expenses. Administrative expenses increased due to an increase in temporary agency help and tenant call center processing fees at the Partnership’s investment property. Maintenance expense increased due to an increase in contract services and general repairs at the Partnership’s investment property. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in interest on advances from affiliates partially offset by a decrease in interest expense on the mortgage encumbering the Partnership’s investment property due to the payment of scheduled principal payments which has reduced the average outstanding balance over the past twelve months. Property tax expense increased due to an increase in the tax rate, partially offset by a decrease in the assessed value, by the local taxing authorities for the Partnership’s investment property.

The decrease in general and administrative expense is due to a decrease in Partnership Management Fees and non-accountable reimbursements associated with distributions allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2005 and 2004 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005 the Partnership had cash and cash equivalents of approximately $123,000 compared to approximately $134,000 at December 31, 2004, a decrease of approximately $11,000.  This decrease was due to approximately $5,565,000 of cash used in investing activities partially offset by approximately $2,260,000 and $3,294,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances from affiliates partially offset by payments of principal on the mortgage encumbering Village of Pennbrook Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (9.25% at December 31, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and real estate taxes at Village of Pennbrook Apartments and advanced approximately $4,204,000. During the year ended December 31, 2004, the Partnership advanced the property approximately $320,000.  Interest expense for the years ended December 31, 2005 and 2004 amounted to approximately $179,000 and $3,000, respectively. The balance payable at December 31, 2005 including accrued interest is approximately $4,706,000 and is included in due to affiliates on the Partnership’s balance sheet included in “Item 7. Financial Statements”. Subsequent to December 31, 2005, the Managing General Partner advanced the Partnership, approximately $314,000 to fund redevelopment work at Village of Pennbrook Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has commenced with a $6,700,000 redevelopment project at Village of Pennbrook Apartments.  The redevelopment project is to consist of major landscaping, exterior upgrades and structural improvements. At December 31, 2005 the project was approximately 94% complete and is currently estimated to be completed in the first half of 2006.  The project has been financed with operating cash flow and advances from an affiliate of the Managing General Partner which accrue interest at prime plus 2%.  Additional routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs) of the Partnership.  The mortgage indebtedness of approximately $26,945,000 is being amortized over 20 years and will mature in September 2021 at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Operations	$ --	$ --	$ 1,158	$ 19.09

Future cash distributions will depend on the levels of net cash generated from operations, sale of the property and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during 2006 or subsequent periods.  As a result of the costs associated with the redevelopment project at the Partnership’s investment property, it is not expected that the Partnership will generate sufficient funds from operations to permit distributions until the advances associated with the redevelopment project are satisfied.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,710 limited partnership units (the "Units") in the Partnership representing 79.51% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.51% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P. an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 4

We have audited the accompanying balance sheet of National Property Investors 4 as of December 31, 2005, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets:
Cash and cash equivalents		$ 123
Receivables and deposits		75
Other assets		1,078
Investment property (Notes C and D):
Land	$ 1,980
Buildings and related personal property	34,617
	36,597
Less accumulated depreciation	(26,046)	10,551

		$ 11,827
Liabilities and Partners' Deficit

Liabilities:
Accounts payable		$ 559
Tenant security deposit liabilities		402
Other liabilities		325
Due to affiliates (Note B)		4,857
Mortgage note payable (Note C)		26,945

Partners' Deficit:
General partner	$ (358)
Limited partners (60,005 units issued and
outstanding)	(20,903)	(21,261)

		$ 11,827

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 7,457	$ 7,352
Other income	516	572
Total revenues	7,973	7,924

Expenses:
Operating	3,031	2,703
General and administrative	175	265
Depreciation	634	576
Interest	2,145	2,026
Property taxes	647	612
Total expenses	6,632	6,182

Net income (Note E)	$ 1,341	$ 1,742

Net income allocated to general partner (1%)	$ 13	$ 17
Net income allocated to limited partners (99%)	1,328	1,725

	$ 1,341	$ 1,742

Net income per limited partnership unit	$ 22.13	$ 28.75

Distributions per limited partnership unit	$ --	$ 19.09

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2003	60,005	$ (376)	$(22,810)	$(23,186)

Distributions to partners	--	(12)	(1,146)	(1,158)

Net income for the year ended
December 31, 2004	--	17	1,725	1,742

Partners' deficit at
December 31, 2004	60,005	(371)	(22,231)	(22,602)

Net income for the year ended
December 31, 2005	--	13	1,328	1,341

Partners' deficit at
December 31, 2005	60,005	$ (358)	$(20,903)	$(21,261)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$ 1,341	$ 1,742
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	634	576
Amortization of loan costs	43	43
Change in accounts:
Receivables and deposits	(11)	1
Other assets	6	(111)
Accounts payable	(1)	(18)
Tenant security deposit liabilities	7	(4)
Due to affiliates	308	3
Other liabilities	(67)	(66)
Net cash provided by operating activities	2,260	2,166

Cash flows used in investing activities:
Property improvements and replacements	(5,565)	(1,108)

Cash flows from financing activities:
Distributions to partners	--	(1,158)
Advances from affiliate	4,204	320
Payments on mortgage note payable	(910)	(846)
Net cash provided by (used in) financing activities	3,294	(1,684)

Net decrease in cash and cash equivalents	(11)	(626)
Cash and cash equivalents at beginning of year	134	760
Cash and cash equivalents at end of year	$ 123	$ 134

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,924	$ 1,985

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 547	$ 269

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Significant Accounting Policies

Organization

National Property Investors 4, a California Limited Partnership (the "Partnership" or "Registrant"), was formed on July 1, 1980 to acquire, hold for investment, and ultimately sell income producing real estate property. Capital contributions of $30,002,500 ($500 per unit) were made by the limited partners. In addition, the general partner contributed $1,000. The Partnership owns one apartment complex located in Falls Township, Pennsylvania. The managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022, unless terminated prior to such date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $103,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Deferred Costs

Loan costs of approximately $858,000 are included in other assets in the accompanying balance sheet and are amortized over the term of the related loan agreement. At December 31, 2005, accumulated amortization is approximately $182,000. Amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $43,000 for each of the years 2006 through 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its carrying balance.

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

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $86,000 and $50,000 during the years ended December 31, 2005 and 2004, respectively, were charged to expense as incurred and are included in operating expenses.

Reclassifications

Certain reclassifications were made to the 2004 balances to conform to the 2005 presentation.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $399,000 and $390,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses. At December 31, 2005, approximately $3,000 was owed for property management services and is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $415,000 and $162,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $279,000 and $26,000,  respectively. At December 31, 2005, approximately $148,000 was owed for accountable administrative expenses and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $78,000 for the year ended December 31, 2004 which is included in general and administrative expenses. There were no such fees paid in 2005.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the year ended December 31, 2004, approximately $25,000 was paid in conjunction with the operating distributions.  These fees are included in general and administrative expenses. There were no such fees paid in 2005, as there were no distributions from operations.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (9.25% at December 31, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and real estate taxes at Village of Pennbrook Apartments and advanced approximately $4,204,000. During the year ended December 31, 2004, the Partnership advanced the property approximately $320,000.  Interest expense for the years ended December 31, 2005 and 2004 amounted to approximately $179,000 and $3,000, respectively. The balance payable at December 31, 2005 including accrued interest is approximately $4,706,000 and is included in due to affiliates on the Partnership’s balance sheet. Subsequent to December 31, 2005, the Managing General Partner advanced the Partnership approximately $314,000 to fund redevelopment work at Village of Pennbrook Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $85,000 and $78,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,710 limited partnership units (the "Units") in the Partnership representing 79.51% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.51% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal				Principal
	Balance At		Stated		Balance
	December 31,	Monthly	Interest	Maturity	Due At
Property	2005	Payment	Rate	Date	Maturity
	(in thousands)				(in thousands)
Village of Pennbrook
Apartments	$26,945	$ 236	7.01%	09/01/21	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the respective rental property.  The mortgage note payable includes a prepayment penalty if repaid prior to maturity.  Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 972
2007	1,043
2008	1,118
2009	1,199
2010	1,286
Thereafter	21,327
$26,945

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Village of Pennbrook Apartments
Falls Township, Pennsylvania	$26,945	$ 1,972	$18,245	$16,380

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
				(in thousands)
Village of Pennbrook
Apartments	$ 1,980	$34,617	$36,597	$(26,046)	12/81	5-27.5 yrs

The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has commenced with a $6,700,000 redevelopment project at Village of Pennbrook Apartments.  The redevelopment project is to consist of major landscaping, exterior upgrades and structural improvements. At December 31, 2005 the project was approximately 94% complete and is currently estimated to be completed in the first half of 2006.  The project has been financed with operating cash flow and advances from an affiliate of the Managing General Partner which accrue interest at prime plus 2%.

Reconciliation of "Investment Property and Accumulated Depreciation":

	December 31,
	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$30,754	$29,377
Property improvements	5,843	1,377
Balance at end of year	$36,597	$30,754

Accumulated Depreciation
Balance at beginning of year	$25,412	$24,836
Additions charged to expense	634	576
Balance at end of year	$26,046	$25,412

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2005 and 2004 is approximately $14,000,000 and $8,060,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $3,679,000 and $3,025,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	December 31,
	2005	2004

Net income as reported	$ 1,341	$ 1,742
Add (deduct):
Depreciation differences	(20)	(53)
Prepaid rent	(6)	(51)
Other	(45)	(114)

Federal taxable income	$ 1,270	$ 1,524

Federal taxable income per limited
partnership unit	$ 91.76(1)	$ 25.14

(1)

For 2005 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-prorata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

2005

Net liabilities as reported	$ (21,261)
Land and buildings	(22,597)
Accumulated depreciation	22,367
Syndication and distribution costs	3,735
Other	309

Net liabilities - Federal tax basis	$(17,807)

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On December 22, 2005 the Managing General Partner amended the Partnership Agreement to extend the termination date of the Partnership from December 31, 2005 to December 31, 2022.

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

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Registrant during the years ended December 31, 2005 and 2004.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2005, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

	Number of	Percent
	Units	of Total
AIMCO IPLP, L.P.	32,525	54.20%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	4,452	7.42%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	10,733	17.89%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $399,000 and $390,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses. At December 31, 2005, approximately $3,000 was owed for property management services and is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $415,000 and $162,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $279,000 and $26,000,  respectively. At December 31, 2005, approximately $148,000 was owed for accountable administrative expenses and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $78,000 for the year ended December 31, 2004 which is included in general and administrative expenses. There were no such fees paid in 2005.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the year ended December 31, 2004, approximately $25,000 was paid in conjunction with the operating distributions.  These fees are included in general and administrative expenses. There were no such fees paid in 2005, as there were no distributions from operations.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (9.25% at December 31, 2005). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and real estate taxes at Village of Pennbrook Apartments and advanced approximately $4,204,000. During the year ended December 31, 2004, the Partnership advanced the property approximately $320,000.  Interest expense for the years ended December 31, 2005 and 2004 amounted to approximately $179,000 and $3,000, respectively. The balance payable at December 31, 2005 including accrued interest is approximately $4,706,000 and is included in due to affiliates on the Partnership’s balance sheet. Subsequent to December 31, 2005, the Managing General Partner advanced the Partnership approximately $314,000 to fund redevelopment work at Village of Pennbrook Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $85,000 and $78,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,710 limited partnership units (the "Units") in the Partnership representing 79.51% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.51% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $27,000 and $28,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $6,000 for both 2005 and 2004, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 28, 2006

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2006
Stephen B. Waters

NATIONAL PROPERTY INVESTORS 4

EXHIBIT INDEX

Exhibit

Description of Exhibit

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

3.4a

Amendment to the Limited Partnership Agreement dated December 22, 2005 is incorporated herein.

10.1

Agreement to Purchase Village of Pennbrook Apartments dated November 25, 1981 between the Partnership and SB Partners, incorporated by reference to the Exhibits to the Partnership's Current Report on Form 8-K dated November 25, 1981.

10.7

Multifamily Note dated August 30, 2001, by and between National Property Investors 4, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation initially filed as Exhibit 10.7 to the Registrant's Form 10-QSB for the quarter ended September 30, 2001 and incorporated herein by reference.

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 28, 2006

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

Date:  March 28, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Property Investors 4 (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 3.4a

NATIONAL PROPERTY INVESTORS 4

AMENDMENT TO THE PARTNERSHIP AGREEMENT

This AMENDMENT (this “Amendment”) dated as of December 22, 2005, to the PARTNERSHIP AGREEMENT (the “Partnership Agreement”) of NATIONAL PROPERTY INVESTORS 4, a California limited partnership (the “Partnership”), is entered into by the undersigned.

WITNESSETH:

WHEREAS, pursuant to Section 16 of the Partnership Agreement, limited partners who own more than 50% of the outstanding units of limited partnership interest in the Partnership (“Units”) hereby consent in writing to this Amendment to the Partnership Agreement; and

WHEREAS, pursuant to the Partnership Agreement the General Partner may execute this Amendment to the Partnership Agreement on behalf of the Partnership and the Limited Partners;

NOW, THEREFORE, the parties agree as follows:

Section 4.1 of the Partnership Agreement is hereby amended and restated to read in its entirety as follows:

“The Partnership will have a term commencing on July 1, 1980, and continuing until December 31, 2022, unless previously terminated in accordance with the provisions of the Partnership Agreement.”

2.

Except as amended and modified by this Amendment, all other terms of the Partnership Agreement shall remain unchanged.

3.

This Amendment shall be governed by and construed as to validity, enforcement, interpretations, construction, effect and in all other respects by the internal laws of the State of California.

4.

All capitalized terms used herein but not otherwise defined herein shall have the meanings ascribed to them in the Partnership Agreement.

IN WITNESS WHEREOF, the parties have caused this Amendment to be duly executed and their respective signatures to be hereunto affixed and attested, all as of the day and year first above written.

Managing General Partner:

NPI EQUITY INVESTMENTS, INC.

By:

/s/Martha L. Long

Name:

Martha L. Long

Title:

Senior Vice President

Limited Partners:

AIMCO PROPERTIES, L.P.

By: AIMCO-GP, Inc., its General Partner

By:

/s/Martha L. Long

Name:

Martha L. Long

Title:

Senior Vice President

AIMCO IPLP, L.P.

By: AIMCO/IPT, Inc., its general partner

By:

/s/Martha L. Long

Name:

Martha L. Long

Title:

Senior Vice President

IPLP ACQUISITION I, L.L.C.

By: AIMCO IPLP, L.P., its sole member

By: AIMCO/IPT, Inc., its general partner

By:

/s/Martha L. Long

Name:

Martha L. Long

Title:

Senior Vice President