Form 10QSB
period 2006-03-31
NATIONAL PROPERTY INVESTORS 4
filed 2006-05-15
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 365
Receivables and deposits		136
Other assets		1,127
Investment property:
Land	$ 1,980
Buildings and related personal property	35,030
	37,010
Less accumulated depreciation	(26,404)	10,606
		$ 12,234
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 596
Tenant security deposit liabilities		431
Other liabilities		416
Due to affiliates (Note B)		5,306
Mortgage note payable		26,709

Partners' Deficit
General partner	$ (358)
Limited partners (60,005 units
issued and outstanding)	(20,866)	(21,224)
		$ 12,234

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 1,980	$ 1,791
Other income	148	113
Total revenues	2,128	1,904

Expenses:
Operating	915	760
General and administrative	47	40
Depreciation	358	149
Interest	603	504
Property taxes	168	164
Total expenses	2,091	1,617

Net income	$ 37	$ 287

Net income allocated to general partner (1%)	$ --	$ 3

Net income allocated to limited partners (99%)	37	284
	$ 37	$ 287

Net income per limited partnership unit	$ 0.62	$ 4.73

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2005	60,005	$ (358)	$(20,903)	$(21,261)

Net income for the three months
ended March 31, 2006	--	--	37	37

Partners' deficit at
March 31, 2006	60,005	$ (358)	$(20,866)	$(21,224)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 37	$ 287
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	358	149
Amortization of loan costs	11	11
Change in accounts:
Receivables and deposits	(61)	7
Other assets	(60)	65
Accounts payable	376	154
Tenant security deposit liabilities	29	(17)
Other liabilities	91	32
Due to affiliates	136	35
Net cash provided by operating activities	917	723

Cash flows used in investing activities:
Property improvements and replacements	(752)	(547)

Cash flows from financing activities:
Advances from affiliates	313	40
Payments on mortgage note payable	(236)	(224)
Net cash provided by (used in) financing activities	77	(184)

Net increase (decrease) in cash and cash equivalents	242	(8)
Cash and cash equivalents at beginning of period	123	134
Cash and cash equivalents at end of period	$ 365	$ 126

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 471	$ 487
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 208	$ 53

At December 31, 2005 and 2004, approximately $547,000 and $269,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements at March 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $107,000 and $93,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $80,000 and $44,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $42,000 and $10,000, respectively.  At March 31, 2006, approximately $170,000 of accountable administrative expenses were unpaid and are included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the three months ended March 31, 2006 and 2005.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership Management Fees in conjunction with distributions of cash from operations, subject to certain limitations. There were no such fees for the three months ended March 31, 2006 and 2005, as there were no distributions from operations.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (9.75% at March 31, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work at Village of Pennbrook Apartments and advanced approximately $313,000. During the three months ended March 31, 2005, the Partnership advanced the property approximately $40,000 to fund the redevelopment.  Interest expense for the three months ended March 31, 2006 and 2005 amounted to approximately $117,000 and $10,000, respectively. The balance payable at March 31, 2006 including accrued interest is approximately $5,136,000 and is included in due to affiliates on the accompanying balance sheet. Subsequent to March 31, 2006, the Managing General Partner advanced the Partnership approximately $67,000 to fund the redevelopment at Village of Pennbrook Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2006,  the Partnership was charged by AIMCO and its affiliates approximately  $129,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $85,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Redevelopment of Property

The Partnership has commenced with a redevelopment project at Village of Pennbrook Apartments, during the three months ended March 31, 2006 the estimated project cost was increased from approximately $6,700,000 to $7,200,000.  The redevelopment project is to consist of major landscaping, exterior upgrades and structural improvements. At March 31, 2006 the project was approximately 84% complete and is currently estimated to be completed during the fourth quarter of 2006.  The project has been financed with operating cash flow and advances from an affiliate of the Managing General Partner which accrue interest at prime plus 2%.

Note D – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 98% and 88% for the three months ended March 31, 2006 and 2005, respectively. The Managing General Partner attributes the increase in average occupancy to competitive pricing and increased curb appeal as a result of the redevelopment project that is discussed in “Liquidity and Capital Resources”.

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

Results of Operations

The Partnership recognized net income of approximately $37,000 for the three months ended March 31, 2006, compared to net income of approximately $287,000 for the three months ended March 31, 2005. The decrease in net income is due to an increase in total expenses, partially offset by an increase in total revenues. Total revenues increased due to increases in both rental and other income. Rental income increased due to an increase in occupancy, partially offset by a decrease in the average rental rate at the Partnership’s investment property.  Other income increased primarily due to increases in utility reimbursements, laundry income and recreational facility fees, partially offset by a decrease in lease cancellation fees.

Total expenses increased due to increases in operating, depreciation, interest, and general and administrative expenses. Property tax expense remained relatively constant for the comparable period. Operating expense increased primarily due to increases in utility expenses and insurance expense, as a result of increased hazard insurance premiums. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in interest on advances from affiliates, partially offset by a decrease in interest expense on the mortgage encumbering the Partnership’s investment property due to the payment of scheduled principal payments, which has reduced the average outstanding balance over the past twelve months.

The increase in general and administrative expenses is primarily due to an increase in reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2006 the Partnership had cash and cash equivalents of approximately $365,000, compared to approximately $126,000 at March 31, 2005. Cash and cash equivalents increased approximately $242,000, from December 31, 2005, due to approximately $917,000 and $77,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $752,000 of cash used in investing activities. Cash provided by financing activities consisted of an advance from an affiliate, partially offset by payments of principal on the mortgage encumbering Village of Pennbrook Apartments. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (9.75% at March 31, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work at Village of Pennbrook Apartments and advanced approximately $313,000. During the three months ended March 31, 2005, the Partnership advanced the property approximately $40,000 to fund the redevelopment.  Interest expense for the three months ended March 31, 2006 and 2005 amounted to approximately $117,000 and $10,000, respectively. The balance payable at March 31, 2006 including accrued interest is approximately $5,136,000 and is included in due to affiliates on the balance sheet. Subsequent to March 31, 2006, the Managing General Partner advanced the Partnership approximately $67,000 to fund the redevelopment at Village of Pennbrook Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership’s property are detailed below.

During the three months ended March 31, 2006, the Partnership completed approximately $413,000 of capital improvements at Village of Pennbrook Apartments primarily arising from the redevelopment of the property. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has commenced with a redevelopment project at Village of Pennbrook Apartments, during the three months ended March 31, 2006 the estimated project cost was increased from approximately $6,700,000 to $7,200,000.  The redevelopment project is to consist of major landscaping, exterior upgrades and structural improvements. At March 31, 2006 the project was approximately 84% complete and is currently estimated to be completed during the fourth quarter of 2006.  The project has been financed with operating cash flow and advances from an affiliate of the Managing General Partner which accrue interest at prime plus 2%.  Additional routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The routine capital expenditures will be incurred only to the extent of cash available from operations, Partnership reserves, or advances from affiliates of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referenced above) of the Partnership. The mortgage indebtedness of approximately $26,709,000 is being amortized over 20 years and will mature in September 2021, at which time the mortgage is scheduled to be fully amortized.

The Partnership made no distributions during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, refinancing and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit distributions to its partners during the remainder of 2006 or subsequent periods.  As a result of the costs associated with the redevelopment project at the Partnership’s investment property, it is not expected that the Partnership will generate sufficient funds from operations to permit distributions until the advances associated with the redevelopment project are satisfied.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,710 limited partnership units (the "Units") in the Partnership representing 79.51% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.51% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Date: May 12, 2006

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

3.4a

Amendment to the Limited Partnership Agreement dated December 22, 2005 initially filed as Exhibit 3.4a to the Registrant's Form 10-KSB for the year ended December 31, 2005.

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 4 (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

21