Form 10QSB
period 2006-06-30
NATIONAL PROPERTY INVESTORS 4
filed 2006-08-11
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 13,454
Receivables and deposits		133
Other assets		1,191
Investment property:
Land	$ 1,980
Buildings and related personal property	35,546
	37,526
Less accumulated depreciation	(26,738)	10,788
		$ 25,566
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 408
Tenant security deposit liabilities		456
Other liabilities		248
Due to affiliates (Note B)		5,797
Mortgage notes payable (Note D)		39,637

Partners' Deficit
General partner	$ (355)
Limited partners (60,005 units
issued and outstanding)	(20,625)	(20,980)
		$ 25,566

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 1,979	$ 1,850	$ 3,959	$ 3,641
Other income	221	159	369	272
Total revenues	2,200	2,009	4,328	3,913

Expenses:
Operating	804	724	1,719	1,484
General and administrative	41	45	88	85
Depreciation	334	152	692	301
Interest	610	501	1,213	1,005
Property taxes	167	160	335	324
Total expenses	1,956	1,582	4,047	3,199

Net income	$ 244	$ 427	$ 281	$ 714

Net income allocated to
general partner (1%)	$ 2	$ 4	$ 3	$ 7
Net income allocated to
limited partners (99%)	242	423	278	707

	$ 244	$ 427	$ 281	$ 714
Net income per limited
partnership unit	$ 4.03	$ 7.05	$ 4.63	$ 11.78

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2005	60,005	$ (358)	$(20,903)	$(21,261)

Net income for the six months
ended June 30, 2006	--	3	278	281

Partners' deficit at
June 30, 2006	60,005	$ (355)	$(20,625)	$(20,980)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 281	$ 714
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	692	301
Amortization of loan costs	21	21
Change in accounts:
Receivables and deposits	(58)	(22)
Other assets	39	108
Accounts payable	139	80
Tenant security deposit liabilities	54	6
Due to affiliates	295	74
Other liabilities	(77)	21
Net cash provided by operating activities	1,386	1,303

Cash flows used in investing activities:
Property improvements and replacements	(1,219)	(1,278)

Cash flows from financing activities:
Proceeds from mortgage note payable	13,250	--
Loan costs paid	(173)	--
Advances from affiliate	645	355
Payments on mortgage note payable	(558)	(448)
Net cash provided by (used in) financing activities	13,164	(93)

Net increase (decrease) in cash and cash equivalents	13,331	(68)
Cash and cash equivalents at beginning of period	123	134
Cash and cash equivalents at end of period	$13,454	$ 66

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,104	$ 970
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 257	$ 216

Included in property improvements and replacements for the six months ended June 30, 2006 and 2005 are approximately $547,000 and $269,000 of improvements, respectively, which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $214,000 and $191,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $120,000 and $78,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $52,000 and $10,000, respectively.  At June 30, 2006, approximately $199,000 of accountable administrative expenses were unpaid and are included in due to affiliates.  Subsequent to June 30, 2006, these unpaid reimbursements were paid from proceeds from the second mortgage obtained on Village of Pennbrook Apartments.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the six months ended June 30, 2006 and 2005.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership Management Fees in conjunction with distributions of cash from operations, subject to certain limitations. There were no such fees for the six months ended June 30, 2006 and 2005, as there were no distributions from operations.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.

The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (10.25% at June 30, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments and advanced approximately $645,000. During the six months ended June 30, 2005, the Managing General Partner advanced the Partnership approximately $355,000 to fund the redevelopment.  Interest expense for the six months ended June 30, 2006 and 2005 amounted to approximately $247,000 and $15,000, respectively. The balance payable at June 30, 2006 including accrued interest is approximately $5,598,000 and is included in due to affiliates. Subsequent to June 30, 2006 the outstanding advances and associated accrued interest were repaid from proceeds from the second mortgage obtained on Village of Pennbrook Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2006,  the Partnership was charged by AIMCO and its affiliates approximately  $156,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $85,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Redevelopment of Property

During 2005, the Partnership began a redevelopment project at Village of Pennbrook Apartments. During the six months ended June 30, 2006 the estimated project cost was increased from approximately $6,700,000 to $7,400,000.  The redevelopment project is to consist of major landscaping, exterior upgrades and structural improvements. At June 30, 2006 the project was approximately 88% complete and is currently estimated to be completed during the fourth quarter of 2006.  The project has been financed with operating cash flow and advances from an affiliate of the Managing General Partner which accrue interest at prime plus 2%.

Note D – Mortgage Financing

On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The Partnership received net proceeds of approximately $13,077,000 after payment of costs and fees associated with obtaining the second mortgage loan. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires monthly payments of interest only beginning on August 1, 2006, until July 31, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the Lender subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan.   Total capitalized loan costs associated with the new loan were approximately $173,000 and are included in other assets.

In connection with the second mortgage loan financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Village of Pennbrook Apartments.  The modification of terms consisted of a fixed interest rate of 7.06% per annum, monthly payments of principal and interest of approximately $177,000 commencing August 1, 2006, through September 1, 2021, with a balloon payment of approximately $19,515,000 due at the maturity date of September 1, 2021.  Prior to these modifications, the interest rate on the existing mortgage was a fixed rate of 7.01% per annum through its maturity of September 1, 2021, and required monthly payments of approximately $236,000 through the maturity date, at which time the loan was scheduled to be fully amortized.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Note F - Subsequent Event

Subsequent to June 30, 2006, the Partnership distributed approximately $6,350,000 (approximately $6,286,000 to the limited partners or $104.76 per limited partnership unit) from the proceeds from the second mortgage obtained on Village of Pennbrook Apartments.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Levittown, Pennsylvania. The average occupancy was 98% and 90% for the six months ended June 30, 2006 and 2005, respectively. The Managing General Partner attributes the increase in average occupancy to increased curb appeal as a result of the redevelopment project that is discussed in “Liquidity and Capital Resources”.

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2006 was approximately $244,000 and $281,000, respectively, compared to net income of approximately $427,000 and $714,000 for the three and six months ended  June 30, 2005, respectively. The decrease in net income for both the three and six months ended June 30, 2006 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for both the three and six months ended June 30, 2006 due to increases in operating, depreciation, interest and property tax expenses. General and administrative expenses remained relatively constant for the comparable periods. Operating expenses increased for both periods primarily due to increases in utility expenses, insurance expense as a result of increased premiums and management fees as a result of the increase in rental income at the Partnership’s investment property. Depreciation expense increased for both periods due to property improvements and replacements being placed into service during the past twelve months which are now being depreciated. Interest expense increased for both periods due to an increase in interest on advances from affiliates, partially offset by a decrease in interest expense on the first mortgage encumbering the Partnership’s investment property due to the payment of scheduled principal payments, which has reduced the average outstanding balance over the past twelve months. The increase in property tax expense for both periods is due to an increase in the tax rate, partially offset by a decrease in the assessed value of the property.

General and administrative expenses remained relatively constant for both the three and six months ended June 30, 2006. Included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for both the three and six months ended June 30, 2006 is due to increases in both rental and other income. The increase in rental income for both periods is due to an increase in occupancy at the Partnership’s investment property. The increase in other income for both periods is primarily due to increases in utility reimbursements, late charges, recreational facility fees and cable television revenue at the property.

Liquidity and Capital Resources

At June 30, 2006 the Partnership had cash and cash equivalents of approximately $13,454,000 compared to approximately $66,000 at June 30, 2005. Cash and cash equivalents increased approximately $13,331,000, from December 31, 2005, due to approximately $13,164,000 and $1,386,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $1,219,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on Village of Pennbrook Apartments and advances from an affiliate, partially offset by payments of principal on the first mortgage encumbering Village of Pennbrook Apartments and loan costs paid related to the second mortgage obtained on Village of Pennbrook Apartments. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum (10.25% at June 30, 2006). The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the six months ended June 30, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments and advanced approximately $645,000. During the six months ended June 30, 2005, the Managing General Partner advanced the Partnership approximately $355,000 to fund the redevelopment.  Interest expense for the six months ended June 30, 2006 and 2005 amounted to approximately $247,000 and $15,000, respectively. The balance payable at June 30, 2006 including accrued interest is approximately $5,598,000 and is included in due to affiliates. Subsequent to June 30, 2006, the outstanding advances and associated accrued interest were repaid from proceeds from the second mortgage obtained on Village of Pennbrook Apartments.

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

During the six months ended June 30, 2006, the Partnership completed approximately $929,000 of capital improvements at Village of Pennbrook Apartments primarily arising from the redevelopment of the property. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. During 2005, the Partnership began a redevelopment project at Village of Pennbrook Apartments. During the six months ended June 30, 2006 the estimated project cost was increased from approximately $6,700,000 to $7,400,000.  The redevelopment project is to consist of major landscaping, exterior upgrades and structural improvements. At June 30, 2006 the project was approximately 88% complete and is currently estimated to be completed during the fourth quarter of 2006.  The project has been financed with operating cash flow and advances from an affiliate of the Managing General Partner which accrue interest at prime plus 2%.  Additional routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referenced above) of the Partnership. On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The Partnership received net proceeds of approximately $13,077,000 after payment of costs and fees associated with obtaining the second mortgage loan. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires   monthly payments of interest only beginning on August 1, 2006, until July 31, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the Lender subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan. Total capitalized loan costs associated with the new loan were approximately $173,000 and are included in other assets.

In connection with the second mortgage loan financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Village of Pennbrook Apartments.  The modification of terms consisted of a fixed interest rate of 7.06% per annum, monthly payments of principal and interest of approximately $177,000 commencing August 1, 2006, through September 1, 2021, with a balloon payment of approximately $19,515,000 due at the maturity date of September 1, 2021.  Prior to these modifications, the interest rate on the existing mortgage was a fixed rate of 7.01% per annum through its maturity of September 1, 2021, and required monthly payments of approximately $236,000 through the maturity date, at which time the loan was scheduled to be fully amortized.

The Partnership made no distributions during the six months ended June 30, 2006 and 2005. Subsequent to June 30, 2006, the Partnership paid a distribution from the second mortgage obtained on Village of Pennbrook Apartments of approximately $6,350,000 (approximately $6,286,000 to the limited partners or $104.76 per limited partnership unit). Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, refinancings and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners during the remainder of 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,710 limited partnership units (the "Units") in the Partnership representing 79.51% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.51% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 11, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 11, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

10.8

Form of Multifamily Note dated June 30, 2006 between National Property Investors 4, a California limited partnership, and Capmark Finance Inc., a California corporation, incorporated by reference to the Exhibits to the Partnership’s Current Report on Form 8-K dated June 30, 2006.

10.9

Form of Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement dated June 30, 2006 between National Property Investors 4, a California limited partnership and the Federal Home Loan Mortgage Corporation, incorporated by reference to the Exhibits to the Partnership’s Current Report on Form 8-K dated June 30, 2006.

10.10

Form of Amended and Restated Multifamily Note dated June 30, 2006 between National Property Investors 4, a California limited partnership and the Federal Home Loan Mortgage Corporation, incorporated by reference to the Exhibits to the Partnership’s Current Report on Form 8-K dated June 30, 2006.

10.11

Form of Amended and Restated Guaranty, dated June 30, 2006 between National Property Investors 4, a California limited partnership, and the Federal Home Loan Mortgage Corporation, incorporated by reference to the Exhibits to the Partnership’s Current Report on Form 8-K dated June 30, 2006.

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

Date:  August 11, 2006

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

Date:  August 11, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 4 (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 11, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 11, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.