Form 10QSB
period 2006-09-30
NATIONAL PROPERTY INVESTORS 4
filed 2006-11-14
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 1,101
Receivables and deposits		110
Other assets		1,464
Investment property:
Land	$ 1,980
Buildings and related personal property	36,202
	38,182
Less accumulated depreciation	(27,081)	11,101
		$ 13,776
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 281
Tenant security deposit liabilities		482
Other liabilities		535
Mortgage notes payable (Note D)		39,594

Partners' Deficit
General partner	$ (417)
Limited partners (60,005 units
issued and outstanding)	(26,699)	(27,116)
		$ 13,776

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 1,983	$ 1,872	$ 5,942	$ 5,513
Other income	148	129	517	401
Total revenues	2,131	2,001	6,459	5,914

Expenses:
Operating	653	723	2,372	2,207
General and administrative	44	42	132	127
Depreciation	343	162	1,035	463
Interest	690	544	1,903	1,549
Property taxes	187	157	522	481
Total expenses	1,917	1,628	5,964	4,827

Net income	$ 214	$ 373	$ 495	$ 1,087

Net income allocated to
general partner (1%)	$ 2	$ 4	$ 5	$ 11
Net income allocated to
limited partners (99%)	212	369	490	1,076

	$ 214	$ 373	$ 495	$ 1,087
Net income per limited
partnership unit	$ 3.53	$ 6.15	$ 8.17	$ 17.93

Distribution per limited
partnership unit	$104.76	$ --	$104.76	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2005	60,005	$ (358)	$(20,903)	$(21,261)

Distribution to partners	--	(64)	(6,286)	(6,350)

Net income for the nine months
ended September 30, 2006	--	5	490	495

Partners' deficit at
September 30, 2006	60,005	$ (417)	$(26,699)	$(27,116)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 495	$ 1,087
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,035	463
Amortization of loan costs	31	32
Change in accounts:
Receivables and deposits	(35)	3
Other assets	(250)	(226)
Accounts payable	146	137
Tenant security deposit liabilities	80	(3)
Due to affiliates	(333)	161
Other liabilities	210	74
Net cash provided by operating activities	1,379	1,728
Cash flows used in investing activities:
Property improvements and replacements	(2,009)	(4,768)
Cash flows from financing activities:
Proceeds from mortgage note payable	13,250	--
Loan costs paid	(167)	--
Distribution to partners	(6,350)	--
Advances from affiliate	645	4,194
Payments on advances from affiliate	(5,169)	--
Payments on mortgage note payable	(601)	(677)
Net cash provided by financing activities	1,608	3,517

Net increase in cash and cash equivalents	978	477
Cash and cash equivalents at beginning of period	123	134
Cash and cash equivalents at end of period	$ 1,101	$ 611

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,994	$ 1,449

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements included in
accounts payable	$ 123	$ 716

Included in property improvements and replacements for the nine months ended September 30, 2006 and 2005 are approximately $547,000 and $269,000 of improvements, respectively, which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $321,000 and $292,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $186,000 and $137,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $84,000 and $36,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the nine months ended September 30, 2006 and 2005.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive Partnership Management Fees in conjunction with distributions of cash from operations, subject to certain limitations. There were no such fees for the nine months ended September 30, 2006 and 2005, as there were no distributions from operations.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.

The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments and advanced approximately $645,000. During the nine months ended September 30, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and real estate taxes at Village of Pennbrook Apartments and advanced approximately $4,194,000. Interest expense for the nine months ended September 30, 2006 and 2005 amounted to approximately $251,000 and $68,000, respectively. During the nine months ended September 30, 2006, the outstanding advances of approximately $5,169,000 and associated accrued interest of approximately $433,000 were repaid from proceeds from the second mortgage obtained on Village of Pennbrook Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $160,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Redevelopment of Property

During 2005, the Partnership began a redevelopment project at Village of Pennbrook Apartments. During the nine months ended September 30, 2006 the estimated project cost was increased from approximately $6,700,000 to approximately $7,400,000.  The redevelopment project is to consist of major landscaping, exterior upgrades and structural improvements. At September 30, 2006 the project was approximately 95% complete and is currently estimated to be completed during the fourth quarter of 2006.  The project has been financed with operating cash flow and advances from an affiliate of the Managing General Partner which accrued interest at prime plus 2%.

Note D – Mortgage Financing

On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires monthly payments of interest only beginning on August 1, 2006, until July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan.   Total capitalized loan costs associated with the new loan were approximately $167,000 and are included in other assets.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Levittown, Pennsylvania. The average occupancy was 97% and 92% for the nine months ended September 30, 2006 and 2005, respectively. The Managing General Partner attributes the increase in average occupancy to increased curb appeal as a result of the redevelopment project that is discussed in “Liquidity and Capital Resources”.

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2006 was approximately $214,000 and $495,000, respectively, compared to net income of approximately $373,000 and $1,087,000 for the three and nine months ended September 30, 2005, respectively.  The decrease in net income for both the three and nine months ended September 30, 2006 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for the three months ended September 30, 2006 due to increases in depreciation, interest and property tax expenses, partially offset by a decrease in operating expenses.  Total expenses increased for the nine months ended September 30, 2006 due to increases in operating, depreciation, interest and property tax expenses.   General and administrative expenses remained relatively constant for the comparable periods.  Operating expenses decreased for the three months ended September 30, 2006 due to a decrease in contract services at the Partnership’s investment property. Operating expenses increased for the nine months ended September 30, 2006 due to increases in utility expenses, salaries and related benefits, insurance expense as a result of increased premiums and management fees as a result of the increase in rental income, partially offset by a decrease in contract services at the Partnership’s investment property.  Depreciation expense increased for both periods due to property improvements and replacements being placed into service as a result of the redevelopment project at the property during the past twelve months which are now being depreciated.  Interest expense increased for the three months ended September 30, 2006 due to a higher debt balance as a result of the second mortgage obtained on the Partnership’s investment property as discussed in “Liquidity and Capital Resources”, partially offset by a decrease in interest expense on advances from affiliates and interest expense on the first mortgage encumbering the Partnership’s investment property due to the payment of scheduled payments, which has reduced the average outstanding balance.  Interest expense increased for the nine months ended September 30, 2006 due to an increase in interest expense on the second mortgage encumbering the Partnership’s investment property and interest on advances from affiliates, partially offset by a decrease in interest expense on the first mortgage encumbering the Partnership’s investment property.  The increase in property tax expense for both periods is due to an increase in the tax rate, partially offset by a decrease in the assessed value of the property.

Included in general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for both the three and nine months ended September 30, 2006 is due to increases in both rental and other income.  The increase in rental income for the three months ended September 30, 2006 is due to an increase in the average rental rate, partially offset by a decrease in occupancy at the Partnership’s investment property.  The increase in rental income for the nine months ended September 30, 2006 is due to increases in occupancy and the average rental rate at the Partnership’s investment property.  The increase in other income for the three months ended September 30, 2006 is due to increases in recreational facility fees and interest income as a result of a higher average cash balance, partially offset by a decrease in lease cancellation fees at the property.  The increase in other income for the nine months ended September 30, 2006 is due to increases in utility reimbursements, recreational facility fees, and interest income, partially offset by a decrease in lease cancellation fees at the property.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $1,101,000, compared to approximately $611,000 at September 30, 2005. Cash and cash equivalents increased approximately $978,000, from December 31, 2005, due to approximately $1,608,000 and $1,379,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $2,009,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on Village of Pennbrook Apartments and advances from an affiliate, partially offset by distributions to partners, payments on advances received from an affiliate, payments of principal on the first mortgage encumbering Village of Pennbrook Apartments, and loan costs paid related to the second mortgage obtained on Village of Pennbrook Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.

The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the nine months ended September 30, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments and advanced approximately $645,000. During the nine months ended September 30, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and real estate taxes at Village of Pennbrook Apartments and advanced approximately $4,194,000. Interest expense for the nine months ended September 30, 2006 and 2005 amounted to approximately $251,000 and $68,000, respectively. During the nine months ended September 30, 2006 the outstanding advances of approximately $5,169,000 and associated accrued interest of approximately $433,000 were repaid from proceeds from the second mortgage obtained on Village of Pennbrook Apartments.

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

During the nine months ended September 30, 2006, the Partnership completed approximately $1,585,000 of capital improvements at Village of Pennbrook Apartments primarily arising from the redevelopment of the property. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. During 2005, the Partnership began a redevelopment project at Village of Pennbrook Apartments. During the nine months ended September 30, 2006 the estimated project cost was increased from approximately $6,700,000 to approximately $7,400,000.  The redevelopment project is to consist of major landscaping, exterior upgrades and structural improvements. At September 30, 2006, the project was approximately 95% complete and is currently estimated to be completed during the fourth quarter of 2006.  The project has been financed with operating cash flow and advances from an affiliate of the Managing General Partner which accrued interest at prime plus 2%.  Additional routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referenced above) of the Partnership. On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires   monthly payments of interest only beginning on August 1, 2006, until July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan. Total capitalized loan costs associated with the new loan were approximately $167,000 and are included in other assets.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2006 and 2005 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2006	Unit	2005	Unit

Financing (1)	$ 6,350	$ 104.76	$ --	$ --

(1)

Proceeds from the second mortgage obtained on Village of Pennbrook Apartments in June 2006.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit additional distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,710 limited partnership units (the "Units") in the Partnership representing 79.51% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.51% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 14, 2006	By: /s/Stephen B. Waters
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

3.4a

Amendment to the Limited Partnership Agreement dated December 22, 2005 initially filed as Exhibit 3.4a to the Registrant's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference.

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

NATIONAL PROPERTY INVESTORS 4

EXHIBIT INDEX - CONTINUED

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

Date:  November 14, 2006

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

Date:  November 14, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 4 (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 14, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 14, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.