Form 10KSB
period 2006-12-31
NATIONAL PROPERTY INVESTORS 4
filed 2007-03-23
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $8,698,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, that include, but are not limited to, changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users.  In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Item 2.

Description of Property

The following table sets forth the Partnership's investment in its property:

Date of
Property	Purchase	Type of Ownership	Use

Village of Pennbrook Apartments	12/15/81	Fee simple, subject to	Apartment
Falls Township, Pennsylvania		first and second	722 units
mortgages

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
Village of	(in thousands)				(in thousands)
Pennbrook
Apartments	$38,318	$27,400	5-27.5 yrs	S/L	$9,768

See “Note A – Organization and Summary of Significant Accounting Policies” to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Village of Pennbrook
Apartments
1st mortgage	$26,278	7.06%	30 yrs	09/01/21	$19,515
2nd mortgage	13,250	6.32%	30 yrs	09/01/21	10,561
	$39,528				$30,076

(1)

Fixed rate mortgages.

(2)

See “Note C – Mortgage Notes Payable” to the financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership’s ability to prepay these loans and other details about the loans.

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

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for the property are as follows:

	Average Annual
	Rental Rates		Average Annual
	(per unit)		Occupancy
Property	2006	2005	2006	2005
Village of Pennbrook
Apartments	$11,515	$11,205	97%	93%

The Managing General Partner attributes the increase in average occupancy to increased curb appeal as a result of the redevelopment project that is discussed below.

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2006 for the property were as follows:

	2006	2006
	Billing (1)	Rate
	(in thousands)
Village of Pennbrook
Apartments	$710	16.44%

(1)

The Partnership has a different fiscal year than the property’s real estate tax year.

Capital Improvements

During the year ended December 31, 2006, the Partnership completed approximately $1,756,000 of capital improvements at Village of Pennbrook Apartments primarily arising from the redevelopment of the property. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. During 2005, the Partnership began a redevelopment project at Village of Pennbrook Apartments. The redevelopment project consisted of major landscaping, exterior upgrades and structural improvements and was completed in December 2006 at a total cost of approximately $7,057,000. The project was financed with operating cash flow and advances from an affiliate of the Managing General Partner which accrued interest at prime plus 2%.  While the Partnership has no other material commitments for property improvements and replacements, additional routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.   On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered 70,000 and sold 60,005 limited partnership units (the “Units”) aggregating $30,002,500. As of December 31, 2006, the Partnership had 60,005 Units outstanding held by 915 limited partners of record. Affiliates of the Managing General Partner owned 47,850 Units or 79.74% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit

Financing (1)	$ 7,025	$ 115.91	$ --	$ --

(1)

Proceeds from the second mortgage obtained on Village of Pennbrook Apartments in June 2006.

Subsequent to December 31, 2006, the Partnership distributed approximately $449,000 to the partners (approximately $445,000 to the limited partners, or $7.42 per Unit) from proceeds from the second mortgage obtained on Village of Pennbrook Apartments in June 2006 and approximately $29,000 to the partners (approximately $28,000 to the limited partners, or $0.47 per Unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit additional distributions to its partners in 2007 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the years ended December 31, 2006 and 2005 was approximately $572,000 and $1,341,000, respectively.  The decrease in net income is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased due to increases in operating, depreciation, interest and property tax expenses.   General and administrative expenses remained relatively constant for the comparable periods.  Operating expenses increased primarily due to increases in utilities, insurance expense as a result of an increase in hazard insurance premiums, and property management fees as a result of the increase in rental income, partially offset by decreases in salaries and related benefits and advertising expenses at the Partnership’s investment property. Depreciation expense increased due to property improvements and replacements being placed into service as a result of the redevelopment project at the property during the past twelve months which are now being depreciated.  Interest expense increased due to a higher debt balance as a result of the second mortgage obtained on the Partnership’s investment property, as discussed in “Liquidity and Capital Resources”, and an increase in interest on advances from affiliates, partially offset by a decrease in interest expense on the first mortgage encumbering the Partnership’s investment property due to regularly scheduled principal payments. The increase in property tax expense is primarily due to an increase in the tax rate at the property.

Included in general and administrative expenses for the years ended December 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income and the recognition of a casualty gain, as discussed below.  The increase in rental income is due to increases in occupancy and the average rental rate at the Partnership’s investment property.  The increase in other income is due to increases in utility reimbursements, recreational facility fees, late charges, and interest income as a result of higher average cash balances, partially offset by a decrease in lease cancellation fees at the property.

In August 2006, Village of Pennbrook Apartments incurred damages as a result of a broken water supply line.  The property suffered damages of approximately $76,000.  Insurance proceeds of approximately $57,000 were received during the year ended December 31, 2006 to cover the damages.  After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $57,000 for the year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $702,000, compared to approximately $123,000 at December 31, 2005. The increase in cash and cash equivalents of approximately $579,000 is due to approximately $1,923,000 and $858,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $2,202,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on Village of Pennbrook Apartments and advances received from an affiliate, partially offset by distributions to partners, payments on advances received from an affiliate, payments of principal on the first mortgage encumbering Village of Pennbrook Apartments, and loan costs paid related to the second mortgage obtained on Village of Pennbrook Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments and advanced approximately $645,000. During the year ended December 31, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and real estate taxes at Village of Pennbrook Apartments and advanced approximately $4,204,000. Interest expense for the years ended December 31, 2006 and 2005 amounted to approximately $251,000 and $179,000, respectively. During the year ended December 31, 2006, the outstanding advances of approximately $5,169,000 and associated accrued interest of approximately $433,000 were repaid from proceeds from the second mortgage obtained on Village of Pennbrook Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. During 2005, the Partnership began a redevelopment project at Village of Pennbrook Apartments. The redevelopment project consisted of major landscaping, exterior upgrades and structural improvements and was completed in December 2006 at a total cost of approximately $7,057,000.  The project was financed with operating cash flow and advances from an affiliate of the Managing General Partner which accrued interest at prime plus 2%. While the Partnership has no other material commitments for property improvements and replacements, additional routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires monthly payments of interest only beginning on August 1, 2006, until July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan. Total capitalized loan costs associated with the new loan were approximately $176,000 and are included in other assets on the balance sheet included in “Item 7. Financial Statements”.

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

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit

Financing (1)	$ 7,025	$ 115.91	$ --	$ --

(1)

Proceeds from the second mortgage obtained on Village of Pennbrook Apartments in June 2006.

Subsequent to December 31, 2006, the Partnership distributed approximately $449,000 to the partners (approximately $445,000 to the limited partners, or $7.42 per Unit) from proceeds from the second mortgage obtained on Village of Pennbrook Apartments in June 2006 and approximately $29,000 to the partners (approximately $28,000 to the limited partners, or $0.47 per Unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit additional distributions to its partners in 2007 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Financial Statements

NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 4

We have audited the accompanying balance sheet of National Property Investors 4 as of December 31, 2006, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 22, 2007

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets:
Cash and cash equivalents		$ 702
Receivables and deposits		106
Other assets		1,176
Investment property (Notes C and D):
Land	$ 1,980
Buildings and related personal property	36,338
	38,318
Less accumulated depreciation	(27,400)	10,918

		$ 12,902
Liabilities and Partners' Deficit
Liabilities:
Accounts payable		$ 157
Tenant security deposit liabilities		500
Other liabilities		431
Mortgage notes payable (Note C)		39,528

Partners' Deficit:
General partner	$ (422)
Limited partners (60,005 units issued and
outstanding)	(27,292)	(27,714)

		$ 12,902

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 7,982	$ 7,457
Other income	659	516
Casualty gain (Note F)	57	--
Total revenues	8,698	7,973

Expenses:
Operating	3,280	3,031
General and administrative	187	175
Depreciation	1,389	634
Interest	2,588	2,145
Property taxes	682	647
Total expenses	8,126	6,632

Net income (Note E)	$ 572	$ 1,341

Net income allocated to general partner (1%)	$ 6	$ 13
Net income allocated to limited partners (99%)	566	1,328

	$ 572	$ 1,341

Net income per limited partnership unit	$ 9.43	$ 22.13

Distributions per limited partnership unit	$115.91	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2004	60,005	$ (371)	$(22,231)	$(22,602)

Net income for the year ended
December 31, 2005	--	13	1,328	1,341

Partners' deficit at
December 31, 2005	60,005	(358)	(20,903)	(21,261)

Distributions to partners		(70)	(6,955)	(7,025)

Net income for the year ended
December 31, 2006	--	6	566	572

Partners' deficit at
December 31, 2006	60,005	$ (422)	$(27,292)	$(27,714)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 572	$ 1,341
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,389	634
Amortization of loan costs	44	43
Casualty gain	(57)	--
Change in accounts:
Receivables and deposits	(31)	(11)
Other assets	34	6
Accounts payable	101	(1)
Tenant security deposit liabilities	98	7
Due to affiliates	(333)	308
Other liabilities	106	(67)
Net cash provided by operating activities	1,923	2,260
Cash flows from investing activities:
Property improvements and replacements	(2,259)	(5,565)
Insurance proceeds received	57	--
Net cash used in investing activities	(2,202)	(5,565)
Cash flows from financing activities:
Proceeds from mortgage note payable	13,250	--
Loan costs paid	(176)	--
Distributions to partners	(7,025)	--
Advances from affiliate	645	4,204
Payments on advances from affiliate	(5,169)	--
Payments on mortgage note payable	(667)	(910)
Net cash provided by financing activities	858	3,294

Net increase (decrease) in cash and cash equivalents	579	(11)
Cash and cash equivalents at beginning of year	123	134
Cash and cash equivalents at end of year	$ 702	$ 123

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,668	$ 1,924

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 44	$ 547

Included in property improvements and replacements for the year ended December 31, 2005 are approximately $269,000 of improvements which were included in accounts payable at December 31, 2004.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

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

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $687,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Deferred Costs

Loan costs of approximately $1,038,000, less accumulated amortization of approximately $226,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2006 and 2005 was approximately $44,000 and $43,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $55,000 for each of the years 2007 through 2011.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt approximates its carrying balance.

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

Allocation of Profits, Gains, and Losses

Profits, gains, and losses of the Partnership are allocated between the general partner and the limited partners in accordance with the provisions of the Partnership Agreement.

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $64,000 and $86,000 during the years ended December 31, 2006 and 2005, respectively, were charged to expense as incurred and are included in operating expenses.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $428,000 and $399,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $234,000 and $415,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $96,000 and $279,000, respectively. At December 31, 2006, approximately $20,000 was owed for accountable administrative expenses and is included in other liabilities. These unpaid amounts were paid to affiliates subsequent to December 31, 2006.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the years ended December 31, 2006 and 2005.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. There were no such fees paid in 2006 and 2005, as there were no distributions from operations.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments and advanced approximately $645,000. During the year ended December 31, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and real estate taxes at Village of Pennbrook Apartments and advanced approximately $4,204,000. Interest expense for the years ended December 31, 2006 and 2005 amounted to approximately $251,000 and $179,000, respectively. During the year ended December 31, 2006, the outstanding advances of approximately $5,169,000 and associated accrued interest of approximately $433,000 were repaid from proceeds from the second mortgage obtained on Village of Pennbrook Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $160,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 limited partnership units (the "Units") in the Partnership representing 79.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

Principal		Principal
Balance At	Stated	Balance

	December 31,	Monthly	Interest	Maturity	Due At
Property	2006	Payment	Rate	Date	Maturity
	(in thousands)				(in thousands)
Village of Pennbrook
Apartments
1st mortgage	$26,278	$177	7.06%	09/01/21	$19,515
2nd mortgage	13,250	70	6.32%	09/01/21	10,561
	$39,528	$247			$30,076

On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires monthly payments of interest only beginning on August 1, 2006, until July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan.  Total capitalized loan costs associated with the new loan were approximately $176,000 and are included in other assets.

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

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by pledge of the Partnership’s rental property and by pledge of revenues from the rental property. Both mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 273
2008	293
2009	377
2010	494
2011	529
Thereafter	37,562
$39,528

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Village of Pennbrook Apartments	$39,528	$ 1,972	$18,245	$18,101

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)
Village of Pennbrook
Apartments	$ 1,980	$36,338	$38,318	$ 27,400	12/81	5-27.5 yrs

During 2005, the Partnership began a redevelopment project at Village of Pennbrook Apartments. The redevelopment project consisted of major landscaping, exterior upgrades and structural improvements and was completed in December 2006 at a total cost of approximately $7,057,000. The project was financed with operating cash flow and advances from an affiliate of the Managing General Partner which accrued interest at prime plus 2%.

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended
	December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$36,597	$30,754
Property improvements	1,756	5,843
Disposal of property	(35)	--
Balance at end of year	$38,318	$36,597

Accumulated Depreciation
Balance at beginning of year	$26,046	$25,412
Additions charged to expense	1,389	634
Disposal of property	(35)	--
Balance at end of year	$27,400	$26,046

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $15,267,000 and $14,000,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $5,499,000 and $3,679,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	Years Ended December 31,
	2006	2005
Net income as reported	$ 572	$ 1,341
(Deduct) add:
Depreciation differences	(431)	(20)
Prepaid rent	(25)	(6)
Other	37	(45)

Federal taxable income	$ 153	$ 1,270

Federal taxable income per limited
partnership unit	$ 2.53	$ 91.76(1)

(1)

For 2005, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-prorata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$ (27,714)
Land and buildings	(23,051)
Accumulated depreciation	21,901

Syndication and distribution costs	3,375
Other	810

Net liabilities - Federal tax basis	$(24,679)

Note F – Casualty Event

In August 2006, Village of Pennbrook Apartments incurred damages as a result of a broken water supply line.  The property suffered damages of approximately $76,000.  Insurance proceeds of approximately $57,000 were received during the year ended December 31, 2006 to cover the damages.  After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $57,000 for the year ended December 31, 2006.

Note G - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Partnership has no officers or directors.  NPI Equity, the Managing General Partner, manages substantially all of the Partnership’s affairs and has general responsibility in all matters affecting its business.  NPI Equity is a wholly owned subsidiary of AIMCO.

The names of the directors and officers of the Managing General Partner, their age and the nature of all positions with NPI Equity presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Registrant during the years ended December 31, 2006 and 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2006, no person or entity was known to own of record or beneficially more than five percent of the limited partnership units (“the Units”) of the Partnership.

	Number of	Percent
	Units	of Total
AIMCO IPLP, L.P.	32,525	54.20%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	4,452	7.42%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	10,873	18.12%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

No director or officer of the Managing General Partner owns any Units.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $428,000 and $399,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $234,000 and $415,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property on the financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $96,000 and $279,000, respectively. At December 31, 2006, approximately $20,000 was owed for accountable administrative expenses and is included in other liabilities on the balance sheet included in “Item 7. Financial Statements”. These unpaid amounts were paid to affiliates subsequent to December 31, 2006.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. There were no such fees for the years ended December 31, 2006 and 2005.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. There were no such fees paid in 2006 and 2005, as there were no distributions from operations.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the year ended December 31, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments and advanced approximately $645,000. During the year ended December 31, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and real estate taxes at Village of Pennbrook Apartments and advanced approximately $4,204,000. Interest expense for the years ended December 31, 2006 and 2005 amounted to approximately $251,000 and $179,000, respectively. During the year ended December 31, 2006, the outstanding advances of approximately $5,169,000 and associated accrued interest of approximately $433,000 were repaid from proceeds from the second mortgage obtained on Village of Pennbrook Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $160,000 and $85,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $31,000 and $27,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $6,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
Stephen B. Waters

NATIONAL PROPERTY INVESTORS 4

EXHIBIT INDEX

Exhibit

Description of Exhibit

 2.1

NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

 2.2

Partnership Units Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

 2.3

Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

 3.4

Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13 1989, and as thereafter supplemented contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-63733).

3.4a

Amendment to the Limited Partnership Agreement dated December 22, 2005 initially filed with the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference.

10.1

Agreement to Purchase Village of Pennbrook Apartments dated November 25, 1981 between the Partnership and SB Partners, incorporated by reference to the Partnership's Current Report on Form 8-K dated November 25, 1981.

10.8

Form of Multifamily Note dated June 30, 2006 between National Property Investors 4, a California limited partnership, and Capmark Finance Inc., a California corporation, incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 30, 2006.

10.9

Form of Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement dated June 30, 2006 between National Property Investors 4, a California limited partnership, and the Federal Home Loan Mortgage Corporation, incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 30, 2006.

10.10

Form of Amended and Restated Multifamily Note dated June 30, 2006 between National Property Investors 4, a California limited partnership, and the Federal Home Loan Mortgage Corporation, incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 30, 2006.

10.11

Form of Amended and Restated Guaranty, dated June 30, 2006 between National Property Investors 4, a California limited partnership, and the Federal Home Loan Mortgage Corporation, incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 30, 2006.

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

Date:  March 23, 2007

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

Date:  March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Property Investors 4 (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.