Form 10QSB
period 2007-03-31
NATIONAL PROPERTY INVESTORS 4
filed 2007-05-14
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 349
Receivables and deposits		92
Other assets		1,249
Investment property:
Land	$ 1,980
Buildings and related personal property	36,642
	38,622
Less accumulated depreciation	(27,748)	10,874
		$ 12,564
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 182
Tenant security deposit liabilities		504
Other liabilities		488
Mortgage notes payable		39,462

Partners' Deficit
General partner	$ (426)
Limited partners (60,005 units
issued and outstanding)	(27,646)	(28,072)
		$ 12,564

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 2,030	$ 1,980
Other income	232	148
Total revenues	2,262	2,128

Expenses:
Operating	887	915
General and administrative	53	47
Depreciation	348	358
Interest	682	603
Property taxes	172	168
Total expenses	2,142	2,091

Net income	$ 120	$ 37

Net income allocated to general partner (1%)	$ 1	$ --

Net income allocated to limited partners (99%)	119	37
	$ 120	$ 37

Net income per limited partnership unit	$ 1.98	$ 0.62

Distributions per limited partnership unit	$ 7.88	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2006	60,005	$ (422)	$(27,292)	$(27,714)

Distributions to partners	--	(5)	(473)	(478)

Net income for the three months
ended March 31, 2007	--	1	119	120

Partners' deficit at
March 31, 2007	60,005	$ (426)	$(27,646)	$(28,072)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 120	$ 37
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	348	358
Amortization of loan costs	14	11
Change in accounts:
Receivables and deposits	14	(61)
Other assets	(91)	(60)
Accounts payable	31	376
Tenant security deposit liabilities	4	29
Other liabilities	57	91
Due to affiliates	--	136
Net cash provided by operating activities	497	917

Cash flows used in investing activities:
Property improvements and replacements	(310)	(752)

Cash flows from financing activities:
Advances from affiliates	--	313
Payments on mortgage note payable	(66)	(236)
Loan costs refunded	4	--
Distributions to partners	(478)	--
Net cash (used in) provided by financing activities	(540)	77

Net (decrease) increase in cash and cash equivalents	(353)	242
Cash and cash equivalents at beginning of period	702	123
Cash and cash equivalents at end of period	$ 349	$ 365

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 669	$ 471
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 38	$ 208

At December 31, 2006 and 2005, approximately $44,000 and $547,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the three months ended March 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

The Partnership paid to such affiliates approximately $107,000 for each of the three months ended March 31, 2007 and 2006, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $53,000 and $80,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $12,000 and $42,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $2,000 for the three months ended March 31, 2007, which is included in general and administrative expenses. There were no such fees for the three months ended March 31, 2006.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the three months ended March 31, 2007, approximately $1,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses. There were no such fees paid for the three months ended March 31, 2006, as there were no distributions from operations.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work at Village of Pennbrook Apartments and advanced approximately $313,000. Interest expense for the three months ended March 31, 2006 amounted to approximately $117,000. During the second quarter of 2006, the outstanding advances and associated accrued interest were repaid from proceeds from the second mortgage obtained on Village of Pennbrook Apartments. There were no such advances or associated accrued interest for the three months ended March 31, 2007.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $191,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $160,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Redevelopment of Property

During 2005, the Partnership began a redevelopment project at Village of Pennbrook Apartments. The redevelopment project consisted of major landscaping, exterior upgrades and structural improvements and was completed in December 2006 at a total cost of approximately $7,057,000. The project was financed with operating cash flow and advances from an affiliate of the Managing General Partner, which accrued interest at prime plus 2%.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 96% and 98% for the three months ended March 31, 2007 and 2006, respectively.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2007 and 2006 was approximately $120,000 and $37,000, respectively. The increase in net income is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues is due to increases in both rental and other income. The increase in rental income is due to an increase in the average rental rate, partially offset by a decrease in occupancy and an increase in bad debt at the Partnership’s investment property. Other income increased due to increases in tenant utility reimbursements and lease cancellation fees at the property.

Total expenses increased due to an increase in interest expense, partially offset by a decrease in operating expenses. General and administrative, depreciation and property tax expenses remained relatively constant for the comparable periods. Interest expense increased primarily due to a higher debt balance as a result of the second mortgage obtained on the Partnership’s investment property (as discussed in “Liquidity and Capital Resources”), partially offset by a decrease in interest on advances from affiliates. Operating expenses decreased due to a decrease in utility expenses, partially offset by increases in snow removal and costs incurred related to a water filtration issue affecting six units.

Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are accountable and non-accountable reimbursements and the Partnership Management Fee paid to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $349,000, compared to approximately $365,000 at March 31, 2006. Cash and cash equivalents decreased approximately $353,000, from December 31, 2006, due to approximately $540,000 and $310,000 of cash used in financing and investing activities, respectively, partially offset by approximately $497,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and payments of principal made on the first mortgage encumbering Village of Pennbrook Apartments, partially offset by loan costs refunded related to the second mortgage obtained on Village of Pennbrook Apartments. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the three months ended March 31, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work at Village of Pennbrook Apartments and advanced approximately $313,000. Interest expense for the three months ended March 31, 2006 amounted to approximately $117,000. During the second quarter of 2006, the outstanding advances and associated accrued interest were repaid from proceeds from the second mortgage obtained on Village of Pennbrook Apartments. There were no such advances or associated accrued interest for the three months ended March 31, 2007.

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

During the three months ended March 31, 2007, the Partnership completed approximately $304,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of roof replacement, air conditioning upgrades, floor covering replacement, and construction related to a broken water supply line which occurred in August 2006. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, additional routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires monthly payments of interest only beginning on August 1, 2006, until July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan.

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

The Partnership distributed the following amounts during the three months ended March 31, 2007 and 2006 (in thousands, except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2007	Unit	2006	Unit

Operations	$ 29	$ 0.47	$ --	$ --
Financing (1)	449	7.41	--	--
Total	$478	$ 7.88	$ --	$ --

(1)

Proceeds from the second mortgage obtained on Village of Pennbrook Apartments in June 2006.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 limited partnership units (the "Units") in the Partnership representing 79.74% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

 2.3

Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Current Report on Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

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

Date:  May 14, 2007

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

Date:  May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 4 (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.