Form 10QSB
period 2007-06-30
NATIONAL PROPERTY INVESTORS 4
filed 2007-08-14
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 390
Receivables and deposits		101
Other assets		1,165
Investment property:
Land	$ 1,980
Buildings and related personal property	36,921
	38,901
Less accumulated depreciation	(28,110)	10,791
		$ 12,447
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 169
Tenant security deposit liabilities		526
Other liabilities		500
Mortgage notes payable		39,394

Partners' Deficit
General partner	$ (426)
Limited partners (60,005 units
issued and outstanding)	(27,716)	(28,142)
		$ 12,447

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 2,022	$ 1,979	$ 4,052	$ 3,959
Other income	330	221	562	369
Total revenues	2,352	2,200	4,614	4,328

Expenses:
Operating	982	804	1,869	1,719
General and administrative	68	41	121	88
Depreciation	355	334	703	692
Interest	682	610	1,364	1,213
Property taxes	174	167	346	335
Total expenses	2,261	1,956	4,403	4,047

Net income	$ 91	$ 244	$ 211	$ 281

Net income allocated to
general partner (1%)	$ 1	$ 2	$ 2	$ 3
Net income allocated to
limited partners (99%)	90	242	209	278

	$ 91	$ 244	$ 211	$ 281
Net income per limited
partnership unit	$ 1.50	$ 4.03	$ 3.48	$ 4.63

Distributions per limited
partnership unit	$ 2.67	$ --	$ 10.55	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2006	60,005	$ (422)	$(27,292)	$(27,714)

Distributions to partners	--	(6)	(633)	(639)

Net income for the six months
ended June 30, 2007	--	2	209	211

Partners’ deficit at
June 30, 2007	60,005	$ (426)	$(27,716)	$(28,142)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 211	$ 281
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	703	692
Amortization of loan costs	28	21
Casualty loss	6	--
Change in accounts:
Receivables and deposits	5	(58)
Other assets	(21)	39
Accounts payable	8	139
Tenant security deposit liabilities	26	54
Other liabilities	69	(77)
Due to affiliates	--	295
Net cash provided by operating activities	1,035	1,386

Cash flows from investing activities:
Insurance proceeds returned	(6)	--
Property improvements and replacements	(572)	(1,219)
Net cash used in investing activities	(578)	(1,219)

Cash flows from financing activities:
Proceeds from mortgage note payable	--	13,250
Loan costs refunded (paid)	4	(173)
Advances from affiliates	--	645
Payments on mortgage note payable	(134)	(558)
Distributions to partners	(639)	--
Net cash (used in) provided by financing activities	(769)	13,164
Net (decrease) increase in cash and cash equivalents	(312)	13,331
Cash and cash equivalents at beginning of period	702	123
Cash and cash equivalents at end of period	$ 390	$13,454
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,337	$ 1,104
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 48	$ 257

At December 31, 2006 and 2005, approximately $44,000 and $547,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the six months ended June 30, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $224,000 and $214,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $108,000 and $120,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $25,000 and $52,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $12,000 for the six months ended June 30, 2007, which is included in general and administrative expenses. There were no such fees for the six months ended June 30, 2006.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the six months ended June 30, 2007, approximately $4,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses. There were no such fees paid for the six months ended June 30, 2006, as there were no distributions from operations.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership.  During the six months ended June 30, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments and advanced approximately $645,000. Interest expense for the six months ended June 30, 2006 amounted to approximately $247,000. During the third quarter of 2006, the outstanding advances and associated accrued interest were repaid from proceeds from the second mortgage obtained on Village of Pennbrook Apartments. There were no such advances or associated accrued interest for the six months ended June 30, 2007.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $222,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $160,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

Note D – Casualty Event

In August 2006, Village of Pennbrook Apartments incurred damages as a result of a broken water supply line.  The property suffered damages of approximately $76,000.  Insurance proceeds of approximately $57,000 were received during the year ended December 31, 2006 to cover the damages.  After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $57,000 for the year ended December 31, 2006. During the three and six months ended June 30, 2007, the estimate of damages to the property was revised to approximately $61,000. As a result, approximately $6,000 of insurance proceeds were refunded during the three and six months ended June 30, 2007, resulting in a casualty loss of approximately $6,000, which is included in operating expenses.

Note E – Mortgage Financing

On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The Partnership received net proceeds of approximately $13,077,000 after payment of costs and fees associated with obtaining the second mortgage loan. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires monthly payments of interest only beginning on August 1, 2006, until July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan. Total capitalized loan costs incurred during the six months ended June 30, 2006 associated with the new loan were approximately $173,000, approximately $4,000 of which was refunded during the six months ended June 30, 2007.

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

Note F – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 96% and 98% for the six months ended June 30, 2007 and 2006, respectively.

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2007 was approximately $91,000 and $211,000, respectively, compared to net income of approximately $244,000 and $281,000 for the three and six months ended June 30, 2006, respectively. The decrease in net income for both the three and six months ended June 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total revenues increased for both the three and six months ended June 30, 2007 due to increases in both rental and other income. The increase in rental income for both periods is due to an increase in the average rental rate, partially offset by a decrease in occupancy and an increase in bad debt expense at the Partnership’s investment property. The increase in other income for both periods is primarily due to an increase in tenant utility reimbursements at the property.

Total expenses increased for both the three and six months ended June 30, 2007 due to increases in operating, general and administrative and interest expenses. Also contributing to the increase in total expenses for the three months ended June 30, 2007 is an increase in depreciation expense, which remained relatively constant for the six months ended June 30, 2007. Property tax expense remained relatively constant for both periods. Operating expenses increased for both periods primarily due to increases in contract services, snow removal, and costs incurred related to a water filtration issue affecting three units, partially offset by a decrease in insurance expense as a result of decreased premiums. Depreciation expense increased for the three months ended June 30, 2007 due to property improvements and replacements placed into service at the property during the past twelve months which are now being depreciated.  Interest expense increased for both periods primarily due to a higher debt balance as a result of the second mortgage obtained on the Partnership’s investment property (as discussed in “Liquidity and Capital Resources”), partially offset by a decrease in interest on advances from affiliates.

The increase in general and administrative expenses for both the three and six months ended June 30, 2007 is primarily due to increases in accountable and non-accountable reimbursements and the Partnership management fee paid to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In August 2006, Village of Pennbrook Apartments incurred damages as a result of a broken water supply line.  The property suffered damages of approximately $76,000.  Insurance proceeds of approximately $57,000 were received during the year ended December 31, 2006 to cover the damages.  After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $57,000 for the year ended December 31, 2006. During the three and six months ended June 30, 2007, the estimate of damages to the property was revised to approximately $61,000. As a result, approximately $6,000 of insurance proceeds were refunded during the three and six months ended June 30, 2007, resulting in a casualty loss of approximately $6,000, which is included in operating expenses.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $390,000, compared to approximately $13,454,000 at June 30, 2006. Cash and cash equivalents decreased approximately $312,000, from December 31, 2006, due to approximately $769,000 and $578,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,035,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and payments of principal made on the first mortgage encumbering Village of Pennbrook Apartments, partially offset by loan costs refunded related to the second mortgage obtained on Village of Pennbrook Apartments. Cash used in investing activities consisted of property improvements and replacements and insurance proceeds returned related to the casualty discussed above. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership.  During the six months ended June 30, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments and advanced approximately $645,000. Interest expense for the six months ended June 30, 2006 amounted to approximately $247,000. During the third quarter of 2006, the outstanding advances and associated accrued interest were repaid from proceeds from the second mortgage obtained on Village of Pennbrook Apartments. There were no such advances or associated accrued interest for the six months ended June 30, 2007.

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

During the six months ended June 30, 2007, the Partnership completed approximately $576,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of roof replacement, heating and air conditioning upgrades, handrails and stair treads, water heaters, appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, additional routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The Partnership received net proceeds of approximately $13,077,000 after payment of costs and fees associated with obtaining the second mortgage loan. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires monthly payments of interest only beginning on August 1, 2006, until July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan. Total capitalized loan costs incurred during the six months ended June 30, 2006 associated with the new loan were approximately $173,000, approximately $4,000 of which was refunded during the six months ended June 30, 2007.

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

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

	Six Months		Six Months
	Ended	Per Limited	Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2007	Unit	2006	Unit

Operations	$190	$ 3.14	$ --	$ --
Financing (1)	449	7.41	--	--
Total	$639	$ 10.55	$ --	$ --

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 limited partnership units (the "Units") in the Partnership representing 79.74% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

 3.4

Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13 1989, and as thereafter supplemented contained in the fiscal Partnership's Registration Statement on Form S-11 (Reg. No. 2-63733).

3.4a

Amendment to the Limited Partnership Agreement dated December 22, 2005 initially filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated herein by reference.

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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 4 (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.