Form 10QSB
period 2007-09-30
NATIONAL PROPERTY INVESTORS 4
filed 2007-11-13
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 284
Receivables and deposits		55
Other assets		1,434
Investment property:
Land	$ 1,980
Buildings and related personal property	37,157
	39,137
Less accumulated depreciation	(28,472)	10,665
		$ 12,438
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 118
Tenant security deposit liabilities		541
Other liabilities		446
Mortgage notes payable (Note E)		39,325

Partners' Deficit
General partner	$ (424)
Limited partners (60,005 units
issued and outstanding)	(27,568)	(27,992)
		$ 12,438

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,985	$ 1,983	$ 6,037	$ 5,942
Other income	212	148	774	517
Total revenues	2,197	2,131	6,811	6,459

Expenses:
Operating	782	653	2,651	2,372
General and administrative	43	44	164	132
Depreciation	362	343	1,065	1,035
Interest	682	690	2,046	1,903
Property taxes	178	187	524	522
Total expenses	2,047	1,917	6,450	5,964

Net income	$ 150	$ 214	$ 361	$ 495

Net income allocated to
general partner (1%)	$ 2	$ 2	$ 4	$ 5
Net income allocated to
limited partners (99%)	148	212	357	490

	$ 150	$ 214	$ 361	$ 495
Net income per limited
partnership unit	$ 2.47	$ 3.53	$ 5.95	$ 8.17

Distributions per limited
partnership unit	$ --	$104.76	$ 10.55	$104.76

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2006	60,005	$ (422)	$(27,292)	$(27,714)

Distributions to partners	--	(6)	(633)	(639)

Net income for the nine months
ended September 30, 2007	--	4	357	361

Partners' deficit at
September 30, 2007	60,005	$ (424)	$(27,568)	$(27,992)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 361	$ 495
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,065	1,035
Amortization of loan costs	42	31
Casualty loss	6	--
Change in accounts:
Receivables and deposits	51	(35)
Other assets	(304)	(250)
Accounts payable	(7)	146
Tenant security deposit liabilities	41	80
Due to affiliates	--	(333)
Other liabilities	15	210
Net cash provided by operating activities	1,270	1,379
Cash flows from investing activities:
Insurance proceeds returned	(6)	--
Property improvements and replacements	(844)	(2,009)
Net cash used in investing activities	(850)	(2,009)
Cash flows from financing activities:
Proceeds from mortgage note payable	--	13,250
Loan costs refunded (paid)	4	(167)
Distributions to partners	(639)	(6,350)
Advances from affiliate	39	645
Payments on advances from affiliate	(39)	(5,169)
Payments on mortgage note payable	(203)	(601)
Net cash (used in) provided by financing activities	(838)	1,608

Net (decrease) increase in cash and cash equivalents	(418)	978
Cash and cash equivalents at beginning of period	702	123
Cash and cash equivalents at end of period	$ 284	$ 1,101

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,006	$ 1,993

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements included in
accounts payable	$ 12	$ 123

Included in property improvements and replacements for the nine months ended September 30, 2007 and 2006 are approximately $44,000 and $547,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $338,000 and $321,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $178,000 and $186,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $63,000 and $84,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $12,000 for the nine months ended September 30, 2007, which is included in general and administrative expenses. There were no such fees for the nine months ended September 30, 2006.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the nine months ended September 30, 2007, approximately $4,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses. There were no such fees paid for the nine months ended September 30, 2006, as there were no distributions from operations.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership.  During the nine months ended September 30, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments and advanced approximately $645,000. During the nine months ended September 30, 2007, the Managing General Partner advanced approximately $39,000 to the Partnership to fund operating expenses. Interest expense for the nine months ended September 30, 2007 and 2006 amounted to less than $1,000 and approximately $251,000, respectively.

During the nine months ended September 30, 2007 and 2006, the outstanding advances and associated accrued interest of approximately $39,000 and $5,602,000, respectively, were repaid with cash from operations and proceeds from the second mortgage obtained on Village of Pennbrook Apartments, respectively. There were no outstanding advances or associated accrued interest payable to affiliates of the Managing General Partner at September 30, 2007.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $227,000 and $160,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D – Casualty Event

In August 2006, Village of Pennbrook Apartments incurred damages as a result of a broken water supply line.  The property suffered damages of approximately $76,000.  Insurance proceeds of approximately $57,000 were received during the year ended December 31, 2006 to cover the damages.  After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $57,000 for the year ended December 31, 2006. During the nine months ended September 30, 2007, the estimate of damages to the property was revised to approximately $61,000. As a result, approximately $6,000 of insurance proceeds were refunded during the nine months ended September 30, 2007, resulting in a casualty loss of approximately $6,000, which is included in operating expenses.

Note E – Mortgage Financing

On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The Partnership received net proceeds of approximately $13,077,000 after payment of costs and fees associated with obtaining the second mortgage loan. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires monthly payments of interest only beginning on August 1, 2006, until July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan. Total capitalized loan costs incurred during the nine months ended September 30, 2006 associated with the new loan were approximately $167,000, approximately $4,000 of which was refunded during the nine months ended September 30, 2007.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 96% and 97% for the nine months ended September 30, 2007 and 2006, respectively.

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2007 was approximately $150,000 and $361,000, respectively, compared to net income of approximately $214,000 and $495,000 for the three and nine months ended September 30, 2006, respectively. The decrease in net income for both the three and nine months ended September 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for the three months ended September 30, 2007 due to increases in operating and depreciation expenses.  Interest, general and administrative and property tax expenses remained relatively constant for the three months ended September 30, 2007.  Total expenses increased for the nine months ended September 30, 2007 due to increases in operating, interest, general and administrative and depreciation expenses. Property tax expense remained relatively constant for the nine months ended September 30, 2007.  The increase in operating expenses for the three months ended September 30, 2007 is primarily due to increases in insurance expense as a result of increased premiums, utilities and payroll related expenses at the Partnership’s investment property. Operating expenses increased for the nine months ended September 30, 2007 primarily due to increases in contract services, snow removal, costs incurred related to a water filtration issue affecting three units and an increase in insurance expense as a result of increased premiums at the property. Depreciation expense increased for both the three and nine months ended September 30, 2007 due to property improvements and replacements placed into service at the property during the past twelve months which are now being depreciated. Interest expense increased for the nine months ended September 30, 2007 primarily due to a higher average debt balance as a result of the second mortgage obtained on the Partnership’s investment property in June 2006 (as discussed in “Liquidity and Capital Resources”), partially offset by a decrease in interest on advances from affiliates.

The increase in general and administrative expenses for the nine months ended September 30, 2007 is primarily due to increases in accountable and non-accountable reimbursements and the Partnership management fee paid to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three months ended September 30, 2007 is due to an increase in other income.  Rental income remained relatively constant for the three months ended September 30, 2007.  Total revenues increased for the nine months ended September 30, 2007 due to increases in both rental and other income.  The increase in other income for both periods is primarily due to an increase in tenant utility reimbursements at the property.  The increase in rental income for the nine months ended September 30, 2007 is due to an increase in the average rental rate, partially offset by a decrease in occupancy and an increase in bad debt expense at the Partnership’s investment property.

In August 2006, Village of Pennbrook Apartments incurred damages as a result of a broken water supply line.  The property suffered damages of approximately $76,000. Insurance proceeds of approximately $57,000 were received during the year ended December 31, 2006 to cover the damages.  After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $57,000 for the year ended December 31, 2006. During the nine months ended September 30, 2007, the estimate of damages to the property was revised to approximately $61,000. As a result, approximately $6,000 of insurance proceeds were refunded during the nine months ended September 30, 2007, resulting in a casualty loss of approximately $6,000, which is included in operating expenses.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $284,000, compared to approximately $1,101,000 at September 30, 2006. Cash and cash equivalents decreased approximately $418,000, from December 31, 2006, due to approximately $850,000 and $838,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,270,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements and insurance proceeds returned related to the casualty discussed above. Cash used in financing activities consisted of distributions to partners, payments of principal made on the first mortgage encumbering Village of Pennbrook Apartments, and payments on advances from an affiliate of the Managing General Partner, partially offset by advances received from an affiliate of the Managing General Partner and loan costs refunded related to the second mortgage obtained on Village of Pennbrook Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of: (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of the property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership.  During the nine months ended September 30, 2006, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments and advanced approximately $645,000. During the nine months ended September 30, 2007, the Managing General Partner advanced approximately $39,000 to the Partnership to fund operating expenses. Interest expense for the nine months ended September 30, 2007 and 2006 amounted to less than $1,000 and approximately $251,000, respectively. During the nine months ended September 30, 2007 and 2006, the outstanding advances and associated accrued interest of approximately $39,000 and $5,602,000, respectively, were repaid with cash from operations and proceeds from the second mortgage obtained on Village of Pennbrook Apartments, respectively. There were no outstanding advances or associated accrued interest payable to affiliates of the Managing General Partner at September 30, 2007.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $812,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of roof replacement, heating and air conditioning upgrades, handrails and stair treads, water heaters, major landscaping, exterior lighting, appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, additional routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The Partnership received net proceeds of approximately $13,077,000 after payment of costs and fees associated with obtaining the second mortgage loan. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires monthly payments of interest only beginning on August 1, 2006, until July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan. Total capitalized loan costs incurred during the nine months ended September 30, 2006 associated with the new loan were approximately $167,000, approximately $4,000 of which was refunded during the nine months ended September 30, 2007.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30, 2007	Unit	September 30, 2006	Unit

Operations	$ 190	$ 3.14	$ --	$ --
Financing (1)	449	7.41	6,350	104.76
Total	$ 639	$ 10.55	$6,350	$104.76

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 limited partnership units (the "Units") in the Partnership representing 79.74% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

NATIONAL PROPERTY INVESTORS 4

EXHIBIT INDEX

Exhibit

Description of Exhibit

2.1

NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

 2.2

Partnership Units Purchase Agreement dated as of August 17, 1995 incorporated by reference to Current Report on Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

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