Form 10KSB
period 2007-12-31
NATIONAL PROPERTY INVESTORS 4
filed 2008-03-31
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $8,992,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

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

Moisture infiltration and resulting mold remediation may be costly.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
Village of	(in thousands)				(in thousands)
Pennbrook
Apartments	$39,682	$28,845	5-30 yrs	S/L	$10,090

See “Note A – Organization and Summary of Significant Accounting Policies” to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Village of Pennbrook
Apartments
1st mortgage	$26,006	7.06%	30 yrs	09/01/21	$19,515
2nd mortgage	13,250	6.32%	30 yrs	09/01/21	10,561
	$39,256				$30,076

(1)

Fixed rate mortgages.

(2)

See “Note C – Mortgage Notes Payable” to the financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership’s ability to prepay these loans and other details about the loans.

On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The Partnership received net proceeds of approximately $13,077,000 after payment of costs and fees associated with obtaining the second mortgage loan. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires monthly payments of interest only beginning on August 1, 2006, until July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan. Total capitalized loan costs incurred during the year ended December 31, 2006 associated with the new loan were approximately $176,000, approximately $4,000 of which was refunded during the year ended December 31, 2007.

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

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for the property are as follows:

	Average Annual
	Rental Rates		Average Annual
	(per unit)		Occupancy
Property	2007	2006	2007	2006
Village of Pennbrook
Apartments	$11,905	$11,515	95%	97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less.  No tenant leases 10% or more of the available rental space. The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2007 for the property were as follows:

	2007	2007
	Billing (1)	Rate
	(in thousands)
Village of Pennbrook
Apartments	$716	16.57%

(1)

The Partnership has a different fiscal year than the property’s real estate tax year.

Capital Improvements

During the year ended December 31, 2007, the Partnership completed approximately $1,357,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of roof replacement, heating and air conditioning upgrades, handrails and stair treads, water heaters, major landscaping, exterior lighting, appliance and floor covering replacements and construction related to the casualty discussed in Note F – Casualty Event in “Item 7. Financial Statements”. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, additional routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered 70,000 and sold 60,005 limited partnership units (the “Units”) aggregating $30,002,500. As of December 31, 2007, the Partnership had 60,005 Units outstanding held by 902 limited partners of record. Affiliates of the Managing General Partner owned 47,850 Units or 79.74% at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit

Operations	$ 190	$ 3.14	$ --	$ --
Financing (1)	449	7.41	7,025	115.91
Total	$ 639	$ 10.55	$ 7,025	$ 115.91

(1)

Proceeds from the second mortgage obtained on Village of Pennbrook Apartments in June 2006.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit additional distributions to its partners in 2008 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the years ended December 31, 2007 and 2006 was approximately $396,000 and $572,000, respectively.  The decrease in net income is due to an increase in total expenses and the recognition of a casualty gain during 2006, partially offset by an increase in total revenues. Total expenses increased due to increases in operating, depreciation, interest, property tax and general and administrative expenses. Operating expenses increased primarily due to increases in insurance expense as a result of an increase in hazard insurance premiums and maintenance expense as a result of increased snow removal, contract services and costs incurred related to a water filtration issue affecting three units. Depreciation expense increased due to property improvements and replacements being placed into service at the property during the past twelve months which are now being depreciated.  Interest expense increased due to a higher debt balance as a result of the second mortgage obtained on the Partnership’s investment property, as discussed in “Liquidity and Capital Resources”, partially offset by a decrease in interest on advances from affiliates and a decrease in interest expense on the first mortgage encumbering the Partnership’s investment property due to regularly scheduled principal payments. The increase in property tax expense is primarily due to an increase in the tax rate at the property.

The increase in general and administrative expenses for the year ended December 31, 2007 is primarily due to increases in the cost of the annual audit of the Partnership, accountable and non-accountable reimbursements and the Partnership management fee paid to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the year ended December 31, 2007 due to increases in both rental and other income.  The increase in rental income for the year ended December 31, 2007 is due to an increase in the average rental rate, partially offset by a decrease in occupancy and an increase in bad debt expense at the Partnership’s investment property. The increase in other income is primarily due to an increase in tenant utility reimbursements and lease cancellation fees at the property.

In August 2006, Village of Pennbrook Apartments incurred damages as a result of a broken water supply line.  The property suffered damages of approximately $76,000.  Insurance proceeds of approximately $57,000 were received during the year ended December 31, 2006 to cover the damages.  After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $57,000 for the year ended December 31, 2006. During the year ended December 31, 2007, the estimate of damages to the property was revised to approximately $61,000. As a result, approximately $6,000 of insurance proceeds were refunded during the year ended December 31, 2007, resulting in a casualty loss of approximately $6,000, which is included in operating expenses.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $385,000, compared to approximately $702,000 at December 31, 2006. The decrease in cash and cash equivalents of approximately $317,000 is due to approximately $1,331,000 and $907,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,921,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements and insurance proceeds returned related to the casualty discussed above. Cash used in financing activities consisted of distributions to partners, payments of principal made on the first mortgage encumbering Village of Pennbrook Apartments, and payments on advances from an affiliate of the Managing General Partner, partially offset by advances received from an affiliate of the Managing General Partner and loan costs refunded related to the second mortgage obtained on Village of Pennbrook Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO Properties, L.P. advanced approximately $39,000 to fund operating expenses of the Partnership during the year ended December 31, 2007 and approximately $645,000 to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments during the year ended December 31, 2006. The advances bear interest at the prime rate plus 2% (9.25% at December 31, 2007) per annum. Interest expense during the years ended December 31, 2007 and 2006 was less than $1,000 and approximately $251,000, respectively. During the years ended December 31, 2007 and 2006, the Partnership repaid the outstanding advances and associated accrued interest of approximately $39,000 and $5,602,000, respectively, with cash from operations during 2007 and proceeds from the second mortgage obtained on Village of Pennbrook Apartments during 2006. There were no outstanding advances or accrued interest due to AIMCO Properties, L.P. at December 31, 2007.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, additional routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The Partnership received net proceeds of approximately $13,077,000 after payment of costs and fees associated with obtaining the second mortgage loan. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires monthly payments of interest only beginning on August 1, 2006, until July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan. Total capitalized loan costs incurred during the year ended December 31, 2006 associated with the new loan were approximately $176,000, approximately $4,000 of which was refunded during the year ended December 31, 2007.

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

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit

Operations	$ 190	$ 3.14	$ --	$ --
Financing (1)	449	7.41	7,025	115.91
Total	$ 639	$ 10.55	$ 7,025	$ 115.91

 (1)

Proceeds from the second mortgage obtained on Village of Pennbrook Apartments in June 2006.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit additional distributions to its partners in 2008 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 4

We have audited the accompanying balance sheet of National Property Investors 4 as of December 31, 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 20, 2008

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets:
Cash and cash equivalents		$ 385
Receivables and deposits (Note B)		145
Other assets		1,181
Investment property (Notes C and D):
Land	$ 1,980
Buildings and related personal property	37,702
	39,682
Less accumulated depreciation	(28,845)	10,837
		$ 12,548
Liabilities and Partners' Deficit
Liabilities:
Accounts payable		$ 182
Tenant security deposit liabilities		571
Other liabilities (Note B)		496
Mortgage notes payable (Note C)		39,256

Partners' Deficit:
General partner	$ (424)
Limited partners (60,005 units issued and
outstanding)	(27,533)	(27,957)
		$ 12,548

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 8,066	$ 7,982
Other income	926	659
Total revenues	8,992	8,641

Expenses:
Operating	3,518	3,280
General and administrative	209	187
Depreciation	1,438	1,389
Interest	2,728	2,588
Property taxes	703	682
Total expenses	8,596	8,126

Casualty gain (Note F)	--	57

Net income (Note E)	$ 396	$ 572

Net income allocated to general partner (1%)	$ 4	$ 6
Net income allocated to limited partners (99%)	392	566

	$ 396	$ 572

Net income per limited partnership unit	$ 6.53	$ 9.43

Distributions per limited partnership unit	$ 10.55	$115.91

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2005	60,005	$ (358)	$(20,903)	$(21,261)

Distributions to partners		(70)	(6,955)	(7,025)

Net income for the year ended
December 31, 2006	--	6	566	572

Partners' deficit at
December 31, 2006	60,005	(422)	(27,292)	(27,714)

Distributions to partners		(6)	(633)	(639)

Net income for the year ended
December 31, 2007	--	4	392	396

Partners' deficit at
December 31, 2007	60,005	$ (424)	$(27,533)	$(27,957)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 396	$ 572
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,438	1,389
Amortization of loan costs	55	44
Casualty loss (gain)	6	(57)
Change in accounts:
Receivables and deposits	(39)	(31)
Other assets	(64)	34
Accounts payable	(7)	101
Tenant security deposit liabilities	71	98
Other liabilities	65	106
Due to affiliates	--	(333)
Net cash provided by operating activities	1,921	1,923
Cash flows from investing activities:
Insurance proceeds (returned) received	(6)	57
Property improvements and replacements	(1,325)	(2,259)
Net cash used in investing activities	(1,331)	(2,202)
Cash flows from financing activities:
Proceeds from mortgage note payable	--	13,250
Loan costs refunded (paid)	4	(176)
Distributions to partners	(639)	(7,025)
Advances from affiliate	39	645
Payments on advances from affiliate	(39)	(5,169)
Payments on mortgage note payable	(272)	(667)
Net cash (used in) provided by financing activities	(907)	858

Net (decrease) increase in cash and cash equivalents	(317)	579
Cash and cash equivalents at beginning of year	702	123
Cash and cash equivalents at end of year	$ 385	$ 702

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,674	$ 2,668

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 76	$ 44

Included in property improvements and replacements for the year ended December 31, 2006 are approximately $547,000 of improvements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

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

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2007 and 2006. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $265,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Deferred Costs

Loan costs of approximately $1,034,000, less accumulated amortization of approximately $282,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2007 and 2006 was approximately $55,000 and $44,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $55,000 for each of the years 2008 through 2012.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $42,190,000.

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

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $75,000 and $64,000 during the years ended December 31, 2007 and 2006, respectively, were charged to expense as incurred and are included in operating expenses.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $447,000 and $428,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $243,000 and $234,000 for the years ended December 31, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2007 and 2006 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $95,000 and $96,000, respectively. At December 31, 2007, approximately $18,000 was owed for accountable administrative expenses and is included in other liabilities.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $12,000 for the year ended December 31, 2007, which is included in general and administrative expenses. There were no such fees for the year ended December 31, 2006.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the year ended December 31, 2007, approximately $4,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses. There were no such fees paid in 2006, as there were no distributions from operations.

During the fourth quarter of 2007, the Partnership was inadvertently charged by an affiliate of the Managing General Partner for expenses that were not the Partnership’s liability. At December 31, 2007, the Partnership had recorded a receivable of approximately $114,000 related to the charges. This receivable was collected during January 2008.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO Properties, L.P. advanced approximately $39,000 to fund operating expenses of the Partnership during the year ended December 31, 2007 and approximately $645,000 to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments during the year ended December 31, 2006. The advances bear interest at the prime rate plus 2% (9.25% at December 31, 2007) per annum. Interest expense during the years ended December 31, 2007 and 2006 was less than $1,000 and approximately $251,000, respectively. During the years ended December 31, 2007 and 2006, the Partnership repaid the outstanding advances and associated accrued interest of approximately $39,000 and $5,602,000, respectively, with cash from operations during 2007 and proceeds from the second mortgage obtained on Village of Pennbrook Apartments during 2006. There were no outstanding advances or accrued interest due to AIMCO Properties, L.P. at December 31, 2007.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $187,000 and $160,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate	Amortized	Date	Maturity
	(in thousands)				(in thousands)
Village of Pennbrook
Apartments
1st mortgage	$26,006	7.06%	30 yrs	09/01/21	$19,515
2nd mortgage	13,250	6.32%	30 yrs	09/01/21	10,561
	$39,256				$30,076

On June 30, 2006, the Partnership obtained a second mortgage loan in the principal amount of $13,250,000 on Village of Pennbrook Apartments. The Partnership received net proceeds of approximately $13,077,000 after payment of costs and fees associated with obtaining the second mortgage loan. The second mortgage loan bears interest at a fixed rate of 6.32% per annum and requires monthly payments of interest only beginning on August 1, 2006, until July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage loan requires monthly payments of principal and interest of approximately $82,000 with a balloon payment of approximately $10,561,000 due at maturity. The Partnership may repay the second mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty as defined in the agreements documenting the second mortgage loan. Total capitalized loan costs incurred during the year ended December 31, 2006 associated with the new loan were approximately $176,000, approximately $4,000 of which was refunded during the year ended December 31, 2007.

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

Scheduled principal payments subsequent to December 31, 2007 are as follows (in thousands):

2008	$ 293
2009	377
2010	494
2011	529
2012	566
Thereafter	36,997
$39,256

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Village of Pennbrook Apartments	$39,256	$ 1,972	$18,245	$19,465

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)
Village of Pennbrook
Apartments	$ 1,980	$37,702	$39,682	$ 28,845	12/81	5-30 yrs

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

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended
	December 31,
	2007	2006
	(in thousands)
Investment Property
Balance at beginning of year	$38,318	$36,597
Property improvements	1,357	1,756
Adjustment to (disposal of) property	7	(35)
Balance at end of year	$39,682	$38,318

Accumulated Depreciation
Balance at beginning of year	$27,400	$26,046
Additions charged to expense	1,438	1,389
Adjustment to (disposal of) property	7	(35)
Balance at end of year	$28,845	$27,400

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006 is approximately $16,893,000 and $15,267,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $6,803,000 and $5,499,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	Years Ended December 31,
	2007	2006
Net income as reported	$ 396	$ 572
(Deduct) add:
Depreciation differences	134	(431)
Prepaid rent	(7)	(25)
Other	74	37

Federal taxable income	$ 597	$ 153

Federal taxable income per limited
partnership unit	$ 9.85	$ 2.53

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(27,957)
Land and buildings	(22,789)
Accumulated depreciation	22,042
Syndication and distribution costs	3,375
Other	608

Net liabilities - Federal tax basis	$(24,721)

Note F – Casualty Event

In August 2006, Village of Pennbrook Apartments incurred damages as a result of a broken water supply line.  The property suffered damages of approximately $76,000.  Insurance proceeds of approximately $57,000 were received during the year ended December 31, 2006 to cover the damages.  After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $57,000 for the year ended December 31, 2006. During the year ended December 31, 2007, the estimate of damages to the property was revised to approximately $61,000. As a result, approximately $6,000 of insurance proceeds were refunded during the year ended December 31, 2007, resulting in a casualty loss of approximately $6,000, which is included in operating expenses.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

National Property Investors 4 (the “Partnership” or the “Registrant”) has no officers or directors.  NPI Equity Investments, Inc. (“NPI Equity” or the “Managing General Partner”) manages and controls substantially all of the Partnership’s affairs and has general responsibility in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Registrant during the years ended December 31, 2007 and 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2007, no person or entity was known to own of record or beneficially more than five percent of the limited partnership units (“the Units”) of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $447,000 and $428,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $243,000 and $234,000 for the years ended December 31, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2007 and 2006 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $95,000 and $96,000, respectively. At December 31, 2007, approximately $18,000 was owed for accountable administrative expenses and is included in other liabilities.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $12,000 for the year ended December 31, 2007, which is included in general and administrative expenses. There were no such fees for the year ended December 31, 2006.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the year ended December 31, 2007, approximately $4,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses. There were no such fees paid in 2006, as there were no distributions from operations.

During the fourth quarter of 2007, the Partnership was inadvertently charged by an affiliate of the Managing General Partner for expenses that were not the Partnership’s liability. At December 31, 2007, the Partnership had recorded a receivable of approximately $114,000 related to the charges. This receivable was collected during January 2008.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO Properties, L.P. advanced approximately $39,000 to fund operating expenses of the Partnership during the year ended December 31, 2007 and approximately $645,000 to fund redevelopment work and a rate lock deposit in connection with obtaining a second mortgage at Village of Pennbrook Apartments during the year ended December 31, 2006. The advances bear interest at the prime rate plus 2% (9.25% at December 31, 2007) per annum. Interest expense during the years ended December 31, 2007 and 2006 was less than $1,000 and approximately $251,000, respectively. During the years ended December 31, 2007 and 2006, the Partnership repaid the outstanding advances and associated accrued interest of approximately $39,000 and $5,602,000, respectively, with cash from operations during 2007 and proceeds from the second mortgage obtained on Village of Pennbrook Apartments during 2006. There were no outstanding advances or accrued interest due to AIMCO Properties, L.P. at December 31, 2007.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $187,000 and $160,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $37,000 and $31,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $7,000 for both 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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