Form 10-Q
period 2008-03-31
NATIONAL PROPERTY INVESTORS 4
filed 2008-05-13
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 606	$ 385
Receivables and deposits	191	145
Other assets	1,111	1,181
Investment property:
Land	1,980	1,980
Buildings and related personal property	37,944	37,702
	39,924	39,682
Less accumulated depreciation	(29,235)	(28,845)
	10,689	10,837
	$ 12,597	$ 12,548

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 103	$ 182
Tenant security deposit liabilities	587	571
Other liabilities	448	496
Mortgage notes payable	39,184	39,256
	40,322	40,505

Partners' Deficit
General partner	(422)	(424)
Limited partners (60,005 units
issued and outstanding)	(27,303)	(27,533)
	(27,725)	(27,957)
	$ 12,597	$ 12,548

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 2,040	$ 2,030
Other income	381	232
Total revenues	2,421	2,262

Expenses:
Operating	887	887
General and administrative	41	53
Depreciation	390	348
Interest	682	682
Property taxes	189	172
Total expenses	2,189	2,142

Net income	$ 232	$ 120

Net income allocated to general partner (1%)	$ 2	$ 1

Net income allocated to limited partners (99%)	230	119
	$ 232	$ 120

Net income per limited partnership unit	$ 3.83	$ 1.98

Distributions per limited partnership unit	$ --	$ 7.88

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2007	60,005	$ (424)	$(27,533)	$(27,957)

Net income for the three months
ended March 31, 2008	--	2	230	232

Partners' deficit at
March 31, 2008	60,005	$ (422)	$(27,303)	$(27,725)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 232	$ 120
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	390	348
Amortization of loan costs	14	14
Change in accounts:
Receivables and deposits	(46)	14
Other assets	56	(91)
Accounts payable	(63)	31
Tenant security deposit liabilities	16	4
Other liabilities	(48)	57
Net cash provided by operating activities	551	497

Cash flows used in investing activities:
Property improvements and replacements	(258)	(310)

Cash flows from financing activities:
Payments on mortgage note payable	(72)	(66)
Loan costs refunded	--	4
Distributions to partners	--	(478)
Net cash used in financing activities	(72)	(540)

Net increase (decrease) in cash and cash equivalents	221	(353)
Cash and cash equivalents at beginning of period	385	702
Cash and cash equivalents at end of period	$ 606	$ 349

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 668	$ 669
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 60	$ 38

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $76,000 and $44,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $109,000 and $107,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $69,000 and $53,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2008 and 2007 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $39,000 and $12,000, respectively.  At December 31, 2007, approximately $18,000 was owed for accountable administrative expenses and was included in other liabilities.  No such amounts were owed at March 31, 2008.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $2,000 for the three months ended March 31, 2007, which is included in general and administrative expenses. There were no such fees for the three months ended March 31, 2008.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the three months ended March 31, 2007, approximately $1,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses. There were no such fees paid in 2008, as there were no distributions from operations.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $108,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $187,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 96% for both of the three months ended March 31, 2008 and 2007.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2008 and 2007 was approximately $232,000 and $120,000, respectively. The increase in net income is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues is due to increases in both rental and other income. Rental income increased due to an increase in the average rental rate at the Partnership’s property.  Other income increased due to an increase in tenant utility reimbursements partially offset by a decrease in lease cancellation fees at the property.

Total expenses increased due to increases in depreciation and property tax expenses, partially offset by a decrease in general and administrative expense. Operating and interest expenses remained relatively constant for the comparable period. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at the Partnership’s investment property.  Property tax expense increased due to an increase in the tax rate at the Partnership’s investment property.

The decrease in general and administrative expenses for the three months ended March 31, 2008 is primarily due to decreases in the accountable and non-accountable reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $606,000, compared to approximately $349,000 at March 31, 2007. Cash and cash equivalents increased approximately $221,000, from December 31, 2007, due to approximately $551,000 of cash provided by operating activities partially offset by approximately $258,000 and $72,000 of cash used in financing and investing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of payments of principal made on the first mortgage encumbering Village of Pennbrook Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2008, the Partnership completed approximately $242,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of building improvements, heating and air conditioning upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, additional routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $39,184,000 requires monthly principal and interest payments until September 1, 2021 with balloon payments of approximately $30,076,000 due at maturity.

The Partnership distributed the following amounts during the three months ended March 31, 2008 and 2007 (in thousands, except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2008	Unit	2007	Unit

Operations	$ --	$ --	$ 29	$ 0.47
Financing (1)	--	--	449	7.41
Total	$ --	$ --	$ 478	$ 7.88

(1)

Proceeds from the second mortgage obtained on Village of Pennbrook Apartments in June 2006.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners in 2008.  Subsequent to March 31, 2008 the Partnership distributed approximately $166,000 or approximately $2.75 per limited partnership unit.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 13, 2008	By: /s/Stephen B. Waters
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