Form 10-Q
period 2008-09-30
NATIONAL PROPERTY INVESTORS 4
filed 2008-11-13
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 176	$ 385
Receivables and deposits	172	145
Other assets	1,457	1,181
Investment property:
Land	1,980	1,980
Buildings and related personal property	38,349	37,702
	40,329	39,682
Less accumulated depreciation	(30,029)	(28,845)
	10,300	10,837
	$ 12,105	$ 12,548

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 118	$ 182
Tenant security deposit liabilities	597	571
Other liabilities	512	496
Mortgage notes payable	49,011	39,256
	50,238	40,505

Partners' Deficit
General partner	(526)	(424)
Limited partners (60,005 units
issued and outstanding)	(37,607)	(27,533)
	(38,133)	(27,957)
	$ 12,105	$ 12,548

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 2,055	$ 1,985	$ 6,175	$ 6,037
Other income	361	212	882	774
Total revenues	2,416	2,197	7,057	6,811

Expenses:
Operating	756	782	2,437	2,651
General and administrative	100	43	199	164
Depreciation	399	362	1,184	1,065
Interest	845	682	2,266	2,046
Property taxes	185	178	542	524
Total expenses	2,285	2,047	6,628	6,450

Net income	$ 131	$ 150	$ 429	$ 361

Net income allocated to
general partner (1%)	$ 1	$ 2	$ 4	$ 4
Net income allocated to
limited partners (99%)	130	148	425	357

	$ 131	$ 150	$ 429	$ 361
Net income per limited
partnership unit	$ 2.17	$ 2.47	$ 7.08	$ 5.95

Distributions per limited
partnership unit	$ 9.08	$ --	$174.97	$ 10.55

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2007	60,005	$ (424)	$(27,533)	$(27,957)

Distributions to partners	--	(106)	(10,499)	(10,605)

Net income for the nine months ended
September 30, 2008	--	4	425	429

Partners' deficit at
September 30, 2008	60,005	$ (526)	$(37,607)	$(38,133)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 429	$ 361
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,184	1,065
Amortization of loan costs	44	42
Casualty loss	--	6
Change in accounts:
Receivables and deposits	(27)	51
Other assets	(205)	(304)
Accounts payable	(53)	(7)
Tenant security deposit liabilities	26	41
Other liabilities	16	15
Net cash provided by operating activities	1,414	1,270
Cash flows from investing activities:
Insurance proceeds returned	--	(6)
Property improvements and replacements	(658)	(844)
Net cash used in investing activities	(658)	(850)
Cash flows from financing activities:
Payments on mortgage note payable	(245)	(203)
Proceeds from mortgage note payable	10,000	--
Distributions to partners	(10,605)	(639)
Loan costs (paid) refunded	(115)	4
Advances from affiliate	--	39
Payments on advances from affiliate	--	(39)
Net cash used in financing activities	(965)	(838)

Net decrease in cash and cash equivalents	(209)	(418)
Cash and cash equivalents at beginning of period	385	702
Cash and cash equivalents at end of period	$ 176	$ 284

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,169	$ 2,006

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements included in
accounts payable	$ 65	$ 12

Included in property improvements and replacements for the nine months ended September 30, 2008 and 2007 are approximately $76,000 and $44,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $340,000 and $338,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $157,000 and $178,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2008 and 2007 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $58,000 and $63,000, respectively.  At September 30, 2008 and December 31, 2007, approximately $5,000 and $18,000 was owed for accountable administrative expenses and was included in other liabilities.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $24,000 and $12,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the nine months ended September 30, 2008 and 2007, approximately $39,000 and $4,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the nine months ended September 30, 2007, the Partnership received advances of approximately $39,000 from AIMCO Properties, L.P., to fund operating expenses. The advances bear interest at the prime rate plus 2% per annum. Interest expense for the nine months ended September 30, 2007 amounted to less than $1,000. During the nine months ended September 30, 2007 the outstanding advances and associated accrued interest of approximately $39,000 were repaid. There were no borrowings or associated interest for the nine months ended September 30, 2008.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $160,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $187,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Event

In August 2006, Village of Pennbrook Apartments incurred damages as a result of a broken water supply line.  The property suffered damages of approximately $76,000.  Insurance proceeds of approximately $57,000 were received during the year ended December 31, 2006 to cover the damages.  After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $57,000 for the year ended December 31, 2006. During the nine months ended September 30, 2007, the estimate of damages to the property was revised to approximately $61,000 and insurance proceeds to be approximately $51,000. As a result, approximately $6,000 of insurance proceeds were refunded during the nine months ended September 30, 2007, resulting in a casualty loss of approximately $6,000, which is included in operating expenses.

Note D – Mortgage Financing

On May 30, 2008, the Partnership obtained a third mortgage loan in the principal amount of $10,000,000 on Village of Pennbrook Apartments.  The Partnership received net proceeds of approximately $9,898,000 after payments of costs and fees associated with obtaining the third mortgage loan.  The third mortgage loan bears interest at a fixed rate of 6.62% per annum and requires monthly payments of principal and interest of approximately $64,000 beginning on July 1, 2008, through the September 1, 2021 maturity date.  The additional mortgage loan requires a balloon payment of approximately $7,783,000 at maturity. The Partnership may repay the third mortgage loan at any time with 30 days written notice to the Lender subject to a prepayment penalty as defined in the agreements documenting the third mortgage loan.  Total capitalized loan costs incurred during the nine months ended September 30, 2008 associated with the new loan were approximately $115,000, $13,000 of which were incurred during the three months ended September 30, 2008 and are included in other assets.

Note E – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 96% for both the nine months ended September 30, 2008 and 2007.

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2008 was approximately $131,000 and $429,000, respectively, compared to net income of approximately $150,000 and $361,000 for the three and nine months ended September 30, 2007, respectively. The decrease in net income for the three months ended September 30, 2008 is due to an increase in total expenses partially offset by an increase in total revenues.  The increase in net income for the nine months ended September 30, 2008 is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for both the three and nine months ended September 30, 2008 due to increases in both rental income and other income. The increase in other income for both the three and nine months ended September 30, 2008 is primarily due to an increase in tenant utility reimbursements at the Partnership’s investment property.  The increase in rental income for both periods is due to an increase in the average rental rate and a decrease in bad debt expense at the Partnership’s investment property.

Total expenses increased for both the three and nine months ended September 30, 2008 due to increases in general and administrative, depreciation, interest, and property tax expenses partially offset by a decrease in operating expense. Operating expense decreased for the three month period primarily due to a decrease in insurance premiums. Operating expenses decreased for the nine month period primarily due to decreases in snow removal, training and travel, insurance premiums and costs incurred related to a water filtration issue affecting three apartment units during 2007. Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months which are now being depreciated. Property tax expense increased for both periods due to an increase in the tax rate at the Partnership’s investment property. Interest expense increased for both periods primarily due to a higher debt balance as a result of the third mortgage obtained on the Partnership’s investment property (as discussed in “Liquidity and Capital Resources”) during May 2008.

The increase in general and administrative expenses for both the three and nine months ended September 30, 2008 is primarily due to an increase in non-accountable reimbursements and the Partnership management fee paid to the Managing General Partner, in connection with operating distributions, as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In August 2006, Village of Pennbrook Apartments incurred damages as a result of a broken water supply line.  The property suffered damages of approximately $76,000.  Insurance proceeds of approximately $57,000 were received during the year ended December 31, 2006 to cover the damages.  After writing off the fully depreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $57,000 for the year ended December 31, 2006. During the nine months ended September 30, 2007, the estimate of damages to the property was revised to approximately $61,000 and insurance proceeds to be approximately $51,000. As a result, approximately $6,000 of insurance proceeds were refunded during the nine months ended September 30, 2007, resulting in a casualty loss of approximately $6,000, which is included in operating expenses.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $176,000, compared to approximately $284,000 at September 30, 2007. Cash and cash equivalents decreased approximately $209,000, from December 31, 2007, due to approximately $658,000 and $965,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,414,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of payments of principal made on the first and third mortgages encumbering Village of Pennbrook Apartments, distributions to partners and loan costs paid partially offset by loan proceeds received as a result of the third mortgage obtained on the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the nine months ended September 30, 2007, the Partnership received advances of approximately $39,000 from AIMCO Properties, L.P., to fund operating expenses. The advances bear interest at the prime rate plus 2% per annum. Interest expense for the nine months ended September 30, 2007 amounted to less than $1,000. During the nine months ended September 30, 2007 the outstanding advances and associated accrued interest of approximately $39,000 were repaid. There were no borrowings or associated interest for the nine months ended September 30, 2008.

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

During the nine months ended September 30, 2008, the Partnership completed approximately $647,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of building and stair improvements, swimming pool resurfacing, heating and air conditioning upgrades, kitchen and bath upgrades and appliance, floor covering and window covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, additional routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage encumbering Village of Pennbrook Apartments of approximately $25,788,000 requires monthly payments of principal and interest until September 1, 2021 with a balloon payment of approximately $19,515,000 due at maturity. The second mortgage encumbering Village of Pennbrook Apartments of approximately $13,250,000 requires monthly payments of interest only through July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage requires monthly payments of principal and interest, with a balloon payment of approximately $10,561,000 due at maturity. On May 30, 2008, the Partnership obtained a third mortgage loan in the principal amount of $10,000,000 on Village of Pennbrook Apartments. The third mortgage loan bears interest at a fixed rate of 6.62% per annum and requires monthly payments of principal and interest of approximately $64,000 beginning on July 1, 2008, through the September 1, 2021 maturity date.  The additional mortgage loan requires a balloon payment of approximately $7,783,000 at maturity. The third mortgage indebtedness is approximately $9,973,000 at September 30, 2008. The Partnership may repay the third mortgage loan at any time with 30 days written notice to the Lender subject to a prepayment penalty as defined in the agreements documenting the third mortgage loan.  Total capitalized loan costs incurred during the nine months ended September 30, 2008 associated with the new loan were approximately $115,000, $13,000 of which were incurred during the three months ended September 30, 2008 and are included in other assets.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2008	Unit	2007	Unit

Operations	$ 717	$ 11.83	$ 190	$ 3.14
Financing (1)	9,888	163.14	449	7.41
Total	$10,605	$174.97	$ 639	$10.55

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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