Form 10-K
period 2008-12-31
NATIONAL PROPERTY INVESTORS 4
filed 2009-03-30
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to pay distributions.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to make distributions to its partners depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

The following table sets forth the Partnership's investment in its property:

Date of
Property	Purchase	Type of Ownership	Use

Village of Pennbrook Apartments	12/15/81	Fee simple, subject to	Apartment
Falls Township, Pennsylvania		first, second and third	722 units
mortgages

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
Village of	(in thousands)				(in thousands)
Pennbrook
Apartments	$40,473	$30,433	5-30 yrs	S/L	$ 9,642

See “Note A – Organization and Summary of Significant Accounting Policies” to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership's property.

	Principal				Principal
	Balance at	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2008	Rate (1)	Amortized	Date	Maturity (3)
	(in thousands)			(in thousands)
Village of Pennbrook
Apartments
1st mortgage	$25,688	7.06%	30 yrs	09/01/21	$19,515
2nd mortgage	13,250	6.32% (2)	30 yrs	09/01/21	10,561
3rd mortgage	9,946	6.62%	30 yrs	09/01/21	7,783
	$48,884				$37,859

(1)   Fixed rate mortgages.

(2)   Monthly payment of interest only until August 1, 2009, when monthly payments of principal and interest begin.

(3)   See “Note C – Mortgage Notes Payable” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership’s ability to prepay these loans and other details about the loans.

On May 30, 2008, the Partnership obtained a third mortgage loan in the principal amount of $10,000,000 on Village of Pennbrook Apartments.  The Partnership received net proceeds of approximately $9,898,000 after payments of costs and fees associated with obtaining the third mortgage loan.  The third mortgage loan bears interest at a fixed rate of 6.62% per annum and requires monthly payments of principal and interest of approximately $64,000 beginning on July 1, 2008, through the September 1, 2021 maturity date.  The third mortgage loan requires a balloon payment of approximately $7,783,000 at maturity. The Partnership may repay the third mortgage loan at any time with 30 days written notice to the Lender subject to a prepayment penalty as defined in the agreements documenting the third mortgage loan.  Total capitalized loan costs incurred during the year ended December 31, 2008 associated with the new loan were approximately $115,000 and are included in other assets.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for the property are as follows:

	Average Annual
	Rental Rates		Average Annual
	(per unit)		Occupancy
Property	2008	2007	2008	2007
Village of Pennbrook
Apartments	$12,030	$11,905	96%	95%

As noted under "Item 1. Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less.  No tenant leases 10% or more of the available rental space. The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2008 for the property were as follows:

	2008	2008
	Billing(1)	Rate
	(in thousands)
Village of Pennbrook
Apartments	$737	17.07%

(1)   The Partnership has a different fiscal year than the property’s real estate tax year.

Capital Improvements

During the year ended December 31, 2008, the Partnership completed approximately $791,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of building and stair improvements, swimming pool resurfacing, heating and air conditioning upgrades, kitchen and bath upgrades and appliance, floor covering and window covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered 70,000 and sold 60,005 limited partnership units (the “Units”) aggregating $30,002,500. As of December 31, 2008, the Partnership had 60,005 Units outstanding held by 876 limited partners of record. Affiliates of the Managing General Partner owned 47,850 Units or 79.74% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2008	Unit	2007	Unit

Operations	$ 808	$ 13.33	$ 190	$ 3.14
Financing (1)	9,888	163.14	449	7.41
Total	$10,696	$176.47	$ 639	$ 10.55

(1)   Proceeds from the second and third mortgages obtained on Village of Pennbrook Apartments in June 2006 and May 2008, respectively.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit distributions to its partners in 2009 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership’s net income for the year ended December 31, 2008 was approximately $382,000 compared to net income of approximately $396,000 for the year ended December 31, 2007. The decrease in net income is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for the year ended December 31, 2008 due to increases in general and administrative, depreciation, property tax and interest expenses, partially offset by a decrease in operating expense. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the tax rate at the Partnership’s investment property. Interest expense increased primarily due to a higher debt balance as a result of the third mortgage obtained on the Partnership’s investment property (as discussed in “Liquidity and Capital Resources”) during May 2008. Operating expense decreased due to decreases in maintenance, insurance, administrative and advertising expenses, partially offset by an increase in property expense.  Maintenance expense decreased as a result of decreases in snow removal and maintenance supplies and materials along with costs incurred related to a water filtration issue affecting three apartment units during 2007.  Insurance expense decreased as a result of a decrease in insurance premiums.  The decrease in administrative expense is due to a decrease in training costs and credit card fees.  Advertising expense decreased as a result of a decrease in the cost of various advertising mediums.  Property expense increased due to an increase in salaries and related benefits.

The increase in general and administrative expenses is primarily due to an increase in non-accountable reimbursements and the Partnership management fee paid to the Managing General Partner, in connection with operating distributions, as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the years ended December 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the year ended December 31, 2008 due to increases in both rental income and other income. The increase in rental income is due to an increase in the average rental rate and a slight increase in occupancy at the Partnership’s investment property. The increase in other income is primarily due to an increase in tenant utility reimbursements at the Partnership’s investment property.

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

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $181,000, compared to approximately $385,000 at December 31, 2007. Cash and cash equivalents decreased approximately $204,000, due to approximately $854,000 and $1,183,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,833,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of payments of principal made on the first and third mortgages encumbering Village of Pennbrook Apartments, distributions to partners and loan costs paid partially offset by loan proceeds received as a result of the third mortgage obtained on the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the year ended December 31, 2007, the Partnership received advances of approximately $39,000 from AIMCO Properties, L.P. to fund operating expenses. The advances bear interest at the prime rate plus 2% per annum. Interest expense during the year ended December 31, 2007 was less than $1,000. During the year ended December 31, 2007, the outstanding advances and associated accrued interest of approximately $39,000 were repaid. There were no borrowings or associated interest for the year ended December 31, 2008.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage encumbering Village of Pennbrook Apartments of approximately $25,688,000 requires monthly payments of principal and interest until September 1, 2021 with a balloon payment of approximately $19,515,000 due at maturity. The second mortgage encumbering Village of Pennbrook Apartments of approximately $13,250,000 requires monthly payments of interest only through July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage requires monthly payments of principal and interest, with a balloon payment of approximately $10,561,000 due at maturity. On May 30, 2008, the Partnership obtained a third mortgage loan in the principal amount of $10,000,000 on Village of Pennbrook Apartments. The third mortgage loan bears interest at a fixed rate of 6.62% per annum and requires monthly payments of principal and interest of approximately $64,000 beginning on July 1, 2008, through the September 1, 2021 maturity date.  The additional mortgage loan requires a balloon payment of approximately $7,783,000 at maturity. The third mortgage indebtedness is approximately $9,946,000 at December 31, 2008. The Partnership may repay the third mortgage loan at any time with 30 days written notice to the Lender subject to a prepayment penalty as defined in the agreements documenting the third mortgage loan.  Total capitalized loan costs incurred during the year ended December 31, 2008 associated with the new loan were approximately $115,000and are included in other assets.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2008	Unit	2007	Unit

Operations	$ 808	$ 13.33	$ 190	$ 3.14
Financing (1)	9,888	163.14	449	7.41
Total	$10,696	$ 176.47	$ 639	$ 10.55

 (1)  Proceeds from the second and third mortgages obtained on Village of Pennbrook Apartments in June 2006 and May 2008, respectively.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit distributions to its partners in 2009 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 4

We have audited the accompanying balance sheets of National Property Investors 4 as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 26, 2009

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 181	$ 385
Receivables and deposits (Note B)	164	145
Other assets	1,233	1,181
Investment property (Notes C and D):
Land	1,980	1,980
Buildings and related personal property	38,493	37,702
	40,473	39,682
Less accumulated depreciation	(30,433)	(28,845)
	10,040	10,837
	$ 11,618	$ 12,548

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 78	$ 182
Tenant security deposit liabilities	540	571
Other liabilities (Note B)	387	496
Mortgage notes payable (Note C)	48,884	39,256
	49,889	40,505

Partners' Deficit
General partner	(527)	(424)
Limited partners (60,005 units
issued and outstanding)	(37,744)	(27,533)
	(38,271)	(27,957)
	$ 11,618	$ 12,548

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
Revenues:
Rental income	$ 8,220	$ 8,066
Other income	1,189	926
Total revenues	9,409	8,992

Expenses:
Operating	3,339	3,518
General and administrative	262	209
Depreciation	1,588	1,438
Interest	3,112	2,728
Property taxes	726	703
Total expenses	9,027	8,596

Net income (Note E)	$ 382	$ 396

Net income allocated to general partner (1%)	$ 4	$ 4
Net income allocated to limited partners (99%)	378	392

	$ 382	$ 396

Net income per limited partnership unit	$ 6.30	$ 6.53

Distributions per limited partnership unit	$176.47	$ 10.55

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2006	60,005	$ (422)	$(27,292)	$(27,714)

Distributions to partners		(6)	(633)	(639)

Net income for the year ended
December 31, 2007	--	4	392	396

Partners' deficit at
December 31, 2007	60,005	(424)	(27,533)	(27,957)

Distributions to partners		(107)	(10,589)	(10,696)

Net income for the year ended
December 31, 2008	--	4	378	382

Partners' deficit at
December 31, 2008	60,005	$ (527)	$(37,744)	$(38,271)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 382	$ 396
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,588	1,438
Amortization of loan costs	60	55
Casualty loss	--	6
Change in accounts:
Receivables and deposits	(19)	(39)
Other assets	3	(64)
Accounts payable	(41)	(7)
Tenant security deposit liabilities	(31)	71
Other liabilities	(109)	65
Net cash provided by operating activities	1,833	1,921
Cash flows from investing activities:
Insurance proceeds returned	--	(6)
Property improvements and replacements	(854)	(1,325)
Net cash used in investing activities	(854)	(1,331)
Cash flows from financing activities:
Payments on mortgage note payable	(372)	(272)
Proceeds from mortgage note payable	10,000	--
Distributions to partners	(10,696)	(639)
Loan costs (paid) refunded	(115)	4
Advances from affiliate	--	39
Payments on advances from affiliate	--	(39)
Net cash used in financing activities	(1,183)	(907)

Net decrease in cash and cash equivalents	(204)	(317)
Cash and cash equivalents at beginning of year	385	702
Cash and cash equivalents at end of year	$ 181	$ 385

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,220	$ 2,674

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 13	$ 76

Included in property improvements and replacements for the year ended December 31, 2007 are approximately $44,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2008 and 2007. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $60,000 and $265,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Deferred Costs

Loan costs of approximately $1,149,000 and $1,034,000, less accumulated amortization of approximately $342,000 and $282,000, are included in other assets for the years ended December 31, 2008 and 2007, respectively. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2008 and 2007 was approximately $60,000 and $55,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $63,000 for each of the years 2009 through 2013.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

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

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $60,000 and $75,000 during the years ended December 31, 2008 and 2007, respectively, were charged to expense as incurred and are included in operating expenses.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $460,000 and $447,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $219,000 and $243,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $79,000 and $95,000, respectively.  At December 31, 2007, approximately $18,000 was owed for accountable administrative expenses and is included in other liabilities.  No such amount was owed at December 31, 2008.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $28,000 and $12,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the years ended December 31, 2008 and 2007, approximately $44,000 and $4,000, respectively, was paid in conjunction with the distributions from operations and is included in general and administrative expenses.

During the fourth quarter of 2007, the Partnership was inadvertently charged by an affiliate of the Managing General Partner for expenses that were not the Partnership’s liability.  At December 31, 2007, the Partnership had recorded a receivable of approximately $114,000 related to the charges.  This receivable was collected during January 2008.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the year ended December 31, 2007, the Partnership received advances of approximately $39,000 from AIMCO Properties, L.P. to fund operating expenses. The advances bear interest at the prime rate plus 2% per annum. Interest expense during the year ended December 31, 2007 was less than $1,000. During the year ended December 31, 2007, the outstanding advances and associated accrued interest of approximately $39,000 were repaid. There were no borrowings or associated interest for the year ended December 31, 2008.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $164,000 and $187,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal			Monthly			Principal
	Balance At		Stated	Payment			Balance
	December 31,		Interest	Including	Period	Maturity	Due At
Property	2008	2007	Rate	Interest	Amortized	Date	Maturity
	(in thousands)		(in thousands)				(in thousands)
Village of
Pennbrook
Apartments
1st mortgage	$25,688	$26,006	7.06%	$ 177	30 yrs	09/01/21	$19,515
2nd mortgage	13,250	13,250	6.32% (1)	82	30 yrs	09/01/21	10,561
3rd mortgage	9,946	--	6.62%	64	30 yrs	09/01/21	7,783
	$48,884	$39,256		$ 323			$37,859

(1)   Monthly payment of interest only until August 1, 2009, when monthly payments of principal and interest begin, of approximately $82,000.

On May 30, 2008, the Partnership obtained a third mortgage loan in the principal amount of $10,000,000 on Village of Pennbrook Apartments.  The Partnership received net proceeds of approximately $9,898,000 after payments of costs and fees associated with obtaining the third mortgage loan.  The third mortgage loan bears interest at a fixed rate of 6.62% per annum and requires monthly payments of principal and interest of approximately $64,000 beginning on July 1, 2008, through the September 1, 2021 maturity date.  The third mortgage loan requires a balloon payment of approximately $7,783,000 at maturity. The Partnership may repay the third mortgage loan at any time with 30 days written notice to the Lender subject to a prepayment penalty as defined in the agreements documenting the third mortgage loan.  Total capitalized loan costs incurred during the year ended December 31, 2008 associated with the new loan were approximately $115,000 and are included in other assets.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by pledge of the Partnership’s rental property and by pledge of revenues from the rental property. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments subsequent to December 31, 2008 are as follows (in thousands):

2009	$ 464
2010	615
2011	658
2012	704
2013	753
Thereafter	45,690
$48,884

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Village of Pennbrook Apartments	$48,884	$1,972	$18,245	$20,256

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)
Village of Pennbrook
Apartments	$ 1,980	$38,493	$40,473	$30,433	12/81	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended
	December 31,
	2008	2007
	(in thousands)
Investment Property
Balance at beginning of year	$39,682	$38,318
Property improvements	791	1,357
Adjustment to property	--	7
Balance at end of year	$40,473	$39,682

Accumulated Depreciation
Balance at beginning of year	$28,845	$27,400
Additions charged to expense	1,588	1,438
Adjustment to property	--	7
Balance at end of year	$30,433	$28,845

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007 is approximately $17,739,000 and $16,893,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $8,097,000 and $6,803,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	Years Ended December 31,
	2008	2007
Net income as reported	$ 382	$ 396
(Deduct) add:
Depreciation differences	294	134
Prepaid rent	9	(7)
Other	61	74

Federal taxable income	$ 746	$ 597

Federal taxable income per limited
partnership unit	$ 12.30	$ 9.85

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2008	2007
Net liabilities as reported	$(38,271)	$(27,957)
Land and buildings	(22,734	(22,789)
Accumulated depreciation	22,336	22,042
Syndication and distribution costs	3,375	3,375
Other	623	608

Net liabilities - Federal tax basis	$(34,671)	$(24,721)

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

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

National Property Investors 4 (the “Partnership” or the “Registrant”) has no officers or directors.  NPI Equity Investments, Inc. (“NPI Equity” or the “Managing General Partner”) manages and controls substantially all of the Partnership’s affairs and has general responsibility in all matters affecting its business.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Registrant during the years ended December 31, 2008 and 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

Except as noted below, as of December 31, 2008, no person or entity was known to own of record or beneficially more than five percent of the limited partnership units (“the Units”) of the Partnership.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $460,000 and $447,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $219,000 and $243,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $79,000 and $95,000, respectively.  At December 31, 2007, approximately $18,000 was owed for accountable administrative expenses and is included in other liabilities.  No such amount was owed at December 31, 2008.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $28,000 and $12,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the years ended December 31, 2008 and 2007, approximately $44,000 and $4,000, respectively, was paid in conjunction with the distributions from operations and is included in general and administrative expenses.

During the fourth quarter of 2007, the Partnership was inadvertently charged by an affiliate of the Managing General Partner for expenses that were not the Partnership’s liability.  At December 31, 2007, the Partnership had recorded a receivable of approximately $114,000 related to the charges.  This receivable was collected during January 2008.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the year ended December 31, 2007, the Partnership received advances of approximately $39,000 from AIMCO Properties, L.P. to fund operating expenses. The advances bear interest at the prime rate plus 2% per annum. Interest expense during the year ended December 31, 2007 was less than $1,000. During the year ended December 31, 2007, the outstanding advances and associated accrued interest of approximately $39,000 were repaid. There were no borrowings or associated interest for the year ended December 31, 2008.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $164,000 and $187,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $42,000 and $37,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-K.

Tax Fees.  Fees for tax services totaled approximately $6,000 and $7,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)    Exhibits:

See Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 30, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2009
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

3.4             Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and as thereafter supplemented contained in the fiscal Partnership's Registration Statement on Form S-11 (Reg. No. 2-63733).

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