Form 10-Q
period 2009-03-31
NATIONAL PROPERTY INVESTORS 4
filed 2009-05-15
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 334	$ 181
Receivables and deposits	240	164
Other assets	1,098	1,233
Investment property:
Land	1,980	1,980
Buildings and related personal property	38,621	38,493
	40,601	40,473
Less accumulated depreciation	(30,835)	(30,433)
	9,766	10,040
	$ 11,438	$ 11,618

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 299	$ 78
Tenant security deposit liabilities	498	540
Other liabilities	560	387
Mortgage notes payable	48,805	48,884
	50,162	49,889

Partners' Deficit
General partner	(531)	(527)
Limited partners (60,005 units issued and outstanding)	(38,193)	(37,744)
	(38,724)	(38,271)
	$ 11,438	$ 11,618

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 1,967	$ 2,040
Other income	403	381
Total revenues	2,370	2,421

Expenses:
Operating	863	887
General and administrative	75	41
Depreciation	402	390
Interest	842	682
Property taxes	190	189
Total expenses	2,372	2,189

Net (loss) income	$ (2)	$ 232

Net (loss) income allocated to general partner (1%)	$ --	$ 2
Net (loss) income allocated to limited partners (99%)	(2)	230
	$ (2)	$ 232

Net (loss) income per limited partnership unit	$ (0.03)	$ 3.83

Distribution per limited partnership unit	$ 7.45	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2008	60,005	$ (527)	$(37,744)	$(38,271)

Distribution to partners	--	(4)	(447)	(451)

Net loss for the three months
ended March 31, 2009	--	--	(2)	(2)

Partners' deficit at
March 31, 2009	60,005	$ (531)	$(38,193)	$(38,724)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (2)	$ 232
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	402	390
Amortization of loan costs	16	14
Change in accounts:
Receivables and deposits	(76)	(46)
Other assets	119	56
Accounts payable	197	(63)
Tenant security deposit liabilities	(42)	16
Other liabilities	173	(48)
Net cash provided by operating activities	787	551

Cash flows used in investing activities:
Property improvements and replacements	(104)	(258)

Cash flows from financing activities:
Payments on mortgage notes payable	(79)	(72)
Distribution to partners	(451)	--
Net cash used in financing activities	(530)	(72)

Net increase in cash and cash equivalents	153	221
Cash and cash equivalents at beginning of period	181	385
Cash and cash equivalents at end of period	$ 334	$ 606

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 606	$ 668
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 37	$ 60

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $13,000 and $76,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $116,000 and $109,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $28,000 and $69,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $39,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $14,000 for the three months ended March 31, 2009, which is included in general and administrative expenses. There were no such fees paid during the three months ended March 31, 2008, as there were no distributions from operations.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the three months ended March 31, 2009, approximately $25,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses. There were no such fees paid during the three months ended March 31, 2008, as there were no distributions from operations.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $56,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $164,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Contingencies

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 92% and 96% for the three months ended March 31, 2009 and 2008, respectively. The Managing General Partner attributes the decrease in occupancy at Village of Pennbrook Apartments to declining economic conditions in the local area.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 was approximately $2,000, compared to net income of approximately $232,000 for the corresponding period in 2008.  The decrease in net income is due to an increase in total expenses and a decrease in total revenues.  Total expenses increased due to increases in interest, general and administrative and depreciation expenses, partially offset by a decrease in operating expenses.  Property tax expense remained relatively constant for the comparable periods. Interest expense increased primarily due to a higher debt balance as a result of the third mortgage obtained on the Partnership’s investment property (as discussed in “Liquidity and Capital Resources”) during May 2008. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months which are now being depreciated.  Operating expenses decreased primarily due to a decrease in contract services at Village of Pennbrook Apartments.

General and administrative expenses increased due to an increase in non-accountable reimbursements and the Partnership management fee paid to the Managing General Partner, in connection with operating distributions, as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased primarily due to a decrease in occupancy and an increase in bad debt expense, partially offset by an increase in the average rental rate at Village of Pennbrook Apartments.  Other income increased primarily due to increases in lease cancellation, cleaning and recreational facility fees and cable television revenue at Village of Pennbrook Apartments.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $334,000, compared to approximately $606,000 at March 31, 2008. Cash and cash equivalents increased approximately $153,000, from December 31, 2008, due to approximately $787,000 of cash provided by operating activities, partially offset by approximately $530,000 and $104,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of payments of principal made on the first and third mortgages encumbering Village of Pennbrook Apartments and a distribution to the partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2009, the Partnership completed approximately $128,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage encumbering Village of Pennbrook Apartments of approximately $25,636,000 requires monthly payments of principal and interest until September 1, 2021 with a balloon payment of approximately $19,515,000 due at maturity. The second mortgage encumbering Village of Pennbrook Apartments of approximately $13,250,000 requires monthly payments of interest only through July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage requires monthly payments of principal and interest, with a balloon payment of approximately $10,561,000 due at maturity. On May 30, 2008, the Partnership obtained a third mortgage loan in the principal amount of $10,000,000 on Village of Pennbrook Apartments. The third mortgage loan bears interest at a fixed rate of 6.62% per annum and requires monthly payments of principal and interest of approximately $64,000 beginning on July 1, 2008, through the September 1, 2021 maturity date.  The third mortgage loan requires a balloon payment of approximately $7,783,000 at maturity. The third mortgage indebtedness was approximately $9,919,000 at March 31, 2009.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2009	Unit	2008	Unit

Operations	$ 451	$ 7.45	$ --	$ --

Subsequent to March 31, 2009, the Partnership distributed approximately $123,000 (approximately $122,000 to the limited partners or $2.03 per limited partnership unit) from cash from operations. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 13, 2009	By: /s/Stephen B. Waters
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