Form 10-Q
period 2009-06-30
NATIONAL PROPERTY INVESTORS 4
filed 2009-08-13
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 268	$ 181
Receivables and deposits	183	164
Other assets	1,040	1,233
Investment property:
Land	1,980	1,980
Buildings and related personal property	38,850	38,493
	40,830	40,473
Less accumulated depreciation	(31,243)	(30,433)
	9,587	10,040
	$ 11,078	$ 11,618

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 344	$ 78
Tenant security deposit liabilities	443	540
Other liabilities	585	387
Due to affiliates (Note B)	86	--
Mortgage notes payable (Note C)	48,699	48,884
	50,157	49,889

Partners' Deficit
General partner	(535)	(527)
Limited partners (60,005 units
issued and outstanding)	(38,544)	(37,744)
	(39,079)	(38,271)
	$ 11,078	$ 11,618

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,864	$ 2,080	$ 3,831	$ 4,120
Other income	348	140	751	521
Total revenues	2,212	2,220	4,582	4,641

Expenses:
Operating	958	794	1,821	1,681
General and administrative	43	58	118	99
Depreciation	408	395	810	785
Interest	853	739	1,695	1,421
Property taxes	181	168	371	357
Total expenses	2,443	2,154	4,815	4,343

Net (loss) income	$ (231)	$ 66	$ (233)	$ 298

Net (loss) income allocated
to general partner (1%)	$ (2)	$ 1	$ (2)	$ 3
Net (loss) income allocated
to limited partners (99%)	(229)	65	(231)	295

	$ (231)	$ 66	$ (233)	$ 298
Net (loss) income per limited
partnership unit	$ (3.82)	$ 1.08	$ (3.85)	$ 4.92

Distributions per limited
partnership unit	$ 2.03	$165.89	$ 9.48	$165.89

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2008	60,005	$ (527)	$(37,744)	$(38,271)

Distributions to partners	--	(6)	(569)	(575)

Net loss for the six months
ended June 30, 2009	--	(2)	(231)	(233)

Partners’ deficit at
June 30, 2009	60,005	$ (535)	$ (38,544)	$ (39,079)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (233)	$ 298
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	810	785
Amortization of loan costs	32	27
Bad debt expense	94	53
Change in accounts:
Receivables and deposits	(113)	11
Other assets	161	242
Accounts payable	201	(38)
Tenant security deposit liabilities	(97)	20
Other liabilities	198	(16)
Due to affiliates	16	--
Net cash provided by operating activities	1,069	1,382

Cash flows used in investing activities:
Property improvements and replacements	(292)	(433)

Cash flows from financing activities:
Payments on mortgage notes payable	(185)	(144)
Proceeds from mortgage note payable	--	10,000
Distributions to partners	(575)	(10,054)
Loan costs paid	--	(102)
Advances from affiliates	70	--
Net cash used in financing activities	(690)	(300)
Net increase in cash and cash equivalents	87	649
Cash and cash equivalents at beginning of period	181	385
Cash and cash equivalents at end of period	$ 268	$ 1,034
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,461	$ 1,339
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 78	$ 58

Included in property improvements and replacements for the six months ended June 30, 2009 and 2008 are approximately $13,000 and $76,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

Certain reclassifications were made to the 2008 balances to conform with the 2009 presentation.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $228,000 and $226,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $52,000 and $104,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $10,000 and $42,000, respectively. At June 30, 2009, the Partnership owed approximately $15,000 for accountable administrative expenses, which is included in due to affiliates.  There were no accountable administrative expenses due at December 31, 2008.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $19,000 and $10,000, respectively, for the six months ended June 30, 2009 and 2008, which is included in general and administrative expenses.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the six months ended June 30, 2009 and 2008, approximately $31,000 and $4,000, respectively, was paid in conjunction with the distributions from operations and is included in general and administrative expenses.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the six months ended June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $70,000 to fund operations at the Partnership’s investment property. No such advances were made during the six months ended June 30, 2008. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2009) per annum. Interest expense during the six months ended June 30, 2009 was approximately $1,000.  No interest expense was incurred during the six months ended June 30, 2008.  At June 30, 2009, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $71,000 and is included in due to affiliates.  There were no outstanding advances due at December 31, 2008.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $109,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $164,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Mortgage Financing

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

Note D – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.    The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note F - Subsequent Event

In July 2009, the Partnership entered into a sale contract with a third party relating to the sale of Village of Pennbrook Apartments. On August 10, 2009, this purchase and sale contract was terminated by the purchaser.  The Partnership determined that certain criteria of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, were not met at June 30, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 91% and 96% for the six months ended June 30, 2009 and 2008, respectively. The Managing General Partner attributes the decrease in occupancy at Village of Pennbrook Apartments to declining economic conditions in the local area.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $231,000 and $233,000, respectively, compared to net income of approximately $66,000 and $298,000 for the three and six months ended June 30, 2008, respectively. The decrease in net income for the three months ended June 30, 2009 is due to an increase in total expenses. The decrease in net income for the six months ended June 30, 2009 is due to an increase in total expenses and a decrease in total revenues.  Total revenues for the three months ended June 30, 2009 remained relatively constant.

Total expenses increased for the three months ended June 30, 2009 due to increases in operating, interest, depreciation and property tax expenses partially offset by a decrease in general and administrative expense.  Total expenses increased for the six months ended June 30, 2009 due to increases in operating, interest, depreciation, property tax and general and administrative expenses. Operating expenses increased for the three months ended June 30, 2009 due to increases in resident eviction costs, utility expenses, payroll and related benefits and contract services.  Operating expenses increased for the six months ended June 30, 2009 due to increases in resident eviction costs, maintenance expense, and pool supplies and a decrease in capitalized payroll costs partially offset by a decrease in contract services and hazard insurance premiums.  Interest expense increased for both periods primarily due to a higher debt balance as a result of the third mortgage obtained on the Partnership’s investment property (as discussed in “Liquidity and Capital Resources”) during May 2008.  Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.  Property tax expense increased for both periods due to an increase in the tax rate at the Partnership’s investment property.

The decrease in general and administrative expenses for the three months ended June 30, 2009 is primarily due to a decrease in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement.  The increase in general and administrative expenses for the six months ended June 30, 2009 is primarily due to an increase in partnership management fees paid to affiliates of the Managing General Partner from distributions from operations partially offset by a decrease in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant for the three months ended June 30, 2009 as a decrease in rental income was offset by an increase in other income.  Total revenues decreased for the six months ended June 30, 2009 due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income for both periods is due to decreases in the average rental rate and occupancy and an increase in bad debt expense at the Partnership’s investment property. Other income increased for both periods due to an increase in tenant utility reimbursements at the Partnership’s investment property.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $268,000, compared to approximately $1,034,000 at June 30, 2008. Cash and cash equivalents increased approximately $87,000, from December 31, 2008, due to approximately $1,069,000 of cash provided by operating activities, partially offset by approximately $690,000 and $292,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of payments of principal made on the first and third mortgages encumbering Village of Pennbrook Apartments and distributions to the partners, partially offset by advances from AIMCO Properties, L.P. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the six months ended June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $70,000 to fund operations at the Partnership’s investment property. No such advances were made during the six months ended June 30, 2008. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2009) per annum. Interest expense during the six months ended June 30, 2009 was approximately $1,000.  No interest expense was incurred during the six months ended June 30, 2008.  At June 30, 2009, the amount of the outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $71,000 and is included in due to affiliates.  There were no outstanding advances due at December 31, 2008.

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

During the six months ended June 30, 2009, the Partnership completed approximately $357,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of water heater, appliance, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage encumbering Village of Pennbrook Apartments of approximately $25,558,000 requires monthly payments of principal and interest until September 1, 2021 with a balloon payment of approximately $19,515,000 due at maturity. The second mortgage encumbering Village of Pennbrook Apartments of approximately $13,250,000 requires monthly payments of interest only through July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage requires monthly payments of principal and interest, with a balloon payment of approximately $10,561,000 due at maturity. On May 30, 2008, the Partnership obtained a third mortgage loan in the principal amount of $10,000,000 on Village of Pennbrook Apartments. The third mortgage loan bears interest at a fixed rate of 6.62% per annum and requires monthly payments of principal and interest of approximately $64,000 beginning on July 1, 2008, through the September 1, 2021 maturity date.  The third mortgage loan requires a balloon payment of approximately $7,783,000 at maturity. The third mortgage indebtedness was approximately $9,891,000 at June 30, 2009.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data):

	Six Months Ended	Per Limited	Six Months Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2009	Unit	2008	Unit

Operations	$ 575	$ 9.48	$ 166	$ 2.75
Financing (1)	--	--	9,888	163.14
Total	$ 575	$ 9.48	$10,054	$ 165.89

(1)            Proceeds from the third mortgage obtained on Village of Pennbrook Apartments in May 2008.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were  paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.    The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

10.15           Purchase and Sale Contract between National Property Investors 4, a California limited partnership, and Pennbrook Hatzlach, L.P., a Pennsylvania limited partnership, dated July 21, 2009 (incorporated by reference to the Partnership’s Current Report on Form 8-K dated July 21, 2009)

31.1            Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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