Form 10-Q
period 2009-09-30
NATIONAL PROPERTY INVESTORS 4
filed 2009-11-13
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 128	$ 181
Receivables and deposits	137	164
Other assets	1,433	1,233
Investment property:
Land	1,980	1,980
Buildings and related personal property	39,272	38,493
	41,252	40,473
Less accumulated depreciation	(31,657)	(30,433)
	9,595	10,040
	$ 11,293	$ 11,618

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 306	$ 78
Tenant security deposit liabilities	420	540
Other liabilities	522	387
Due to affiliates (Note B)	527	--
Mortgage notes payable (Note C)	48,567	48,884
	50,342	49,889

Partners' Deficit
General partner	(535)	(527)
Limited partners (60,005 units issued and
outstanding)	(38,514)	(37,744)
	(39,049)	(38,271)
	$ 11,293	$ 11,618

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,911	$ 2,055	$ 5,742	$ 6,175
Other income	286	361	1,037	882
Total revenues	2,197	2,416	6,779	7,057

Expenses:
Operating	693	756	2,514	2,437
General and administrative	33	100	151	199
Depreciation	414	399	1,224	1,184
Interest	841	845	2,536	2,266
Property taxes	186	185	557	542
Total expenses	2,167	2,285	6,982	6,628

Net income (loss)	$ 30	$ 131	$ (203)	$ 429

Net income (loss) allocated to
general partner (1%)	$ --	$ 1	$ (2)	$ 4
Net income (loss) allocated to
limited partners (99%)	30	130	(201)	425

	$ 30	$ 131	$ (203)	$ 429
Net income (loss) per limited
partnership unit	$ 0.50	$ 2.17	$ (3.35)	$ 7.08

Distributions per limited
partnership unit	$ --	$ 9.08	$ 9.48	$174.97

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital
contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2008	60,005	$ (527)	$(37,744)	$(38,271)

Distributions to partners	--	(6)	(569)	(575)

Net loss for the nine months
ended September 30, 2009	--	(2)	(201)	(203)

Partners' deficit at
September 30, 2009	60,005	$ (535)	$(38,514)	$(39,049)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (203)	$ 429
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation	1,224	1,184
Amortization of loan costs	48	44
Change in accounts:
Receivables and deposits	27	(27)
Other assets	(248)	(205)
Accounts payable	43	(53)
Tenant security deposit liabilities	(120)	26
Other liabilities	135	16
Due to affiliates	31	--
Net cash provided by operating activities	937	1,414

Cash flows used in investing activities:
Property improvements and replacements	(594)	(658)

Cash flows from financing activities:
Payments on mortgage notes payable	(317)	(245)
Proceeds from mortgage note payable	--	10,000
Distributions to partners	(575)	(10,605)
Loan costs paid	--	(115)
Advances from affiliate	566	--
Payments on advances from affiliate	(70)	--
Net cash used in financing activities	(396)	(965)

Net decrease in cash and cash equivalents	(53)	(209)
Cash and cash equivalents at beginning of period	181	385
Cash and cash equivalents at end of period	$ 128	$ 176

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,286	$ 2,169

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements included in
accounts payable	$ 198	$ 65

Included in property improvements and replacements for the nine months ended September 30, 2009 and 2008 are approximately $13,000 and $76,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $339,000 and $340,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $101,000 and $157,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $38,000 and $58,000, respectively. At September 30, 2009, the Partnership owed approximately $29,000 for accountable administrative expenses, which is included in due to affiliates.  There were no accountable administrative expenses due at December 31, 2008.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $19,000 and $24,000, respectively, for the nine months ended September 30, 2009 and 2008, which is included in general and administrative expenses.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the nine months ended September 30, 2009 and 2008, approximately $31,000 and $39,000, respectively, was paid in conjunction with the distributions from operations and is included in general and administrative expenses.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the nine months ended September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $566,000 to fund operations and real estate taxes at the Partnership’s investment property. No such advances were made during the nine months ended September 30, 2008. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2009) per annum. Interest expense during the nine months ended September 30, 2009 was approximately $3,000.  No interest expense was incurred during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, the Partnership repaid approximately $71,000 of advances and accrued interest from cash from operations. At September 30, 2009, the amount of the outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $498,000 and is included in due to affiliates.  There were no outstanding advances owed at December 31, 2008.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $109,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $164,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Mortgage Financing

On May 30, 2008, the Partnership obtained a third mortgage loan in the principal amount of $10,000,000 on Village of Pennbrook Apartments.  The Partnership received net proceeds of approximately $9,898,000 after payments of costs and fees associated with obtaining the third mortgage loan.  The third mortgage loan bears interest at a fixed rate of 6.62% per annum and requires monthly payments of principal and interest of approximately $64,000 beginning on July 1, 2008, through the September 1, 2021 maturity date.  The additional mortgage loan requires a balloon payment of approximately $7,783,000 at maturity. The Partnership may repay the third mortgage loan at any time with 30 days written notice to the Lender subject to a prepayment penalty as defined in the agreements documenting the third mortgage loan.  Total capitalized loan costs incurred during the nine months ended September 30, 2008 associated with the new loan were approximately $115,000 and are included in other assets.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $50,663,000.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 91% and 96% for the nine months ended September 30, 2009 and 2008, respectively. The Managing General Partner attributes the decrease in occupancy at Village of Pennbrook Apartments to declining economic conditions in the local area.

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

Results of Operations

The Partnership’s net income for the three months ended September 30, 2009 was approximately $30,000, compared to net income of approximately $131,000 for the corresponding period in 2008.  The Partnership’s net loss for the nine months ended September 30, 2009 was approximately $203,000 compared to net income of approximately $429,000 for the corresponding period in 2008.  The decrease in net income for the three months ended September 30, 2009 is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in net income for the nine months ended September 30, 2009 is due to an increase in total expenses and a decrease in total revenues.

Total expenses decreased for the three months ended September 30, 2009 due to decreases in operating and general and administrative expenses, partially offset by an increase in depreciation expense.  Interest and property tax expenses remained relatively constant for the three months ended September 30, 2009. Total expenses increased for the nine months ended September 30, 2009 due to increases in operating, interest, depreciation, and property tax expenses, partially offset by a decrease in general and administrative expenses.  Operating expenses decreased for the three months ended September 30, 2009 primarily due to decreases in payroll and related benefits and utility expenses at the Partnership’s investment property. Operating expenses increased for the nine months ended September 30, 2009 primarily due to increases in resident eviction costs, routine repairs and maintenance expense and supplies, partially offset by decreases in contract services and hazard insurance premiums at the property.  Interest expense increased for the nine months ended September 30, 2009 primarily due to a higher debt balance as a result of the third mortgage obtained on the Partnership’s investment property (as discussed in “Liquidity and Capital Resources”) during May 2008.  Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.  Property tax expense increased for the nine months ended September 30, 2009 due to an increase in the tax rate at the Partnership’s investment property.

General and administrative expenses decreased for both the three and nine months ended September 30, 2009 primarily due to decreases in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement and partnership management fees paid to affiliates of the Managing General Partner from distributions from operations. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the three months ended September 30, 2009 due to decreases in both rental and other income. Total revenues decreased for the nine months ended September 30, 2009 due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income for both periods is due to decreases in the average rental rate and occupancy and an increase in bad debt expense at the Partnership’s investment property. Other income decreased for the three months ended September 30, 2009 primarily due to a decrease in tenant utility reimbursements at the property. Other income increased for the nine months ended September 30, 2009 due to increases in tenant utility reimbursements, application fees, lease cancellation fees, cleaning and damage fees and recreational facility fees at the Partnership’s investment property.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $128,000, compared to approximately $181,000 at December 31, 2008. Cash and cash equivalents decreased approximately $53,000 due to approximately $594,000 and $396,000 of cash used by investing and financing activities, respectively, partially offset by approximately $937,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Village of Pennbrook Apartments, repayment of advances from AIMCO Properties, L.P. and distributions to the partners, partially offset by advances from AIMCO Properties, L.P.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the nine months ended September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $566,000 to fund operations and real estate taxes at the Partnership’s investment property. No such advances were made during the nine months ended September 30, 2008. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2009) per annum. Interest expense during the nine months ended September 30, 2009 was approximately $3,000.  No interest expense was incurred during the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, the Partnership repaid approximately $71,000 of advances and accrued interest from cash from operations.  At September 30, 2009, the amount of the outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $498,000 and is included in due to affiliates.  There were no outstanding advances owed at December 31, 2008.

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

During the nine months ended September 30, 2009, the Partnership completed approximately $779,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of appliance, air conditioning unit, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage encumbering Village of Pennbrook Apartments of approximately $25,480,000 requires monthly payments of principal and interest until September 1, 2021 with a balloon payment of approximately $19,515,000 due at maturity. The second mortgage encumbering Village of Pennbrook Apartments of approximately $13,225,000 requires monthly payments of interest only through July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage requires monthly payments of principal and interest, with a balloon payment of approximately $10,561,000 due at maturity. On May 30, 2008, the Partnership obtained a third mortgage loan in the principal amount of $10,000,000 on Village of Pennbrook Apartments. The third mortgage loan bears interest at a fixed rate of 6.62% per annum and requires monthly payments of principal and interest of approximately $64,000 beginning on July 1, 2008, through the September 1, 2021 maturity date.  The third mortgage loan requires a balloon payment of approximately $7,783,000 at maturity. The third mortgage indebtedness was approximately $9,862,000 at September 30, 2009.

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Nine Months Ended	Per Limited	Nine Months Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2009	Unit	2008	Unit

Operations	$ 575	$ 9.48	$ 717	$ 11.83
Financing (1)	--	--	9,888	163.14
Total	$ 575	$ 9.48	$10,605	$174.97

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 13, 2009	By: /s/Stephen B. Waters
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