Form 10-K
period 2009-12-31
NATIONAL PROPERTY INVESTORS 4
filed 2010-03-30
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

National Property Investors 4 (the "Partnership" or "Registrant") is a California limited partnership formed in July 1980. The Partnership is engaged in the business of operating and holding real estate properties for investment. NPI Equity Investments, Inc., a Florida corporation, became the Registrant's managing general partner (the "Managing General Partner") on June 21, 1991. The Managing General Partner was a subsidiary of National Property Investors, Inc. until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of the Managing General Partner. On October 1, 1998, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Therefore, the Managing General Partner is a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2022, unless terminated prior to such date.

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

Item 2.     Property

The following table sets forth the Partnership's investment in its property:

Date of
Property	Purchase	Type of Ownership	Use

Villageof Pennbrook Apartments	12/15/81	Fee simple, subject to	Apartment
Falls Township, Pennsylvania		first, second and third	722 units
mortgages

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
Village of	(in thousands)				(in thousands)
Pennbrook
Apartments	$41,694	$32,070	5-30 yrs	S/L	$ 9,553

See “Note A – Organization and Summary of Significant Accounting Policies” to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership's property.

	Principal				Principal
	Balance at	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2009	Rate (1)	Amortized	Date	Maturity (3)
	(in thousands)			(in thousands)
Village of Pennbrook
Apartments
1st mortgage	$25,399	7.06%	30 yrs	09/01/21	$19,515
2nd mortgage	13,187	6.32% (2)	30 yrs	09/01/21	10,561
3rd mortgage	9,833	6.62%	30 yrs	09/01/21	7,783
	$48,419				$37,859

(1)   Fixed rate mortgages.

(2)   Monthly payment of interest only until August 1, 2009, when monthly payments of principal and interest began.

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

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for the property are as follows:

	Average Annual
	Rental Rates		Average Annual
	(per unit)		Occupancy
Property	2009	2008	2009	2008
Village of Pennbrook
Apartments	$11,812	$12,030	92%	96%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2009 for the property were as follows:

	2009	2009
	Billing (1)	Rate
	(in thousands)
Village of Pennbrook
Apartments	$766	17.74%

(1)   The Partnership has a different fiscal year than the property’s real estate tax year.

Capital Improvements

During the year ended December 31, 2009, the Partnership completed approximately $1,228,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of building improvements, kitchen and bath upgrades, fire safety improvements, and appliance, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered 70,000 and sold 60,005 limited partnership units (the “Units”) aggregating $30,002,500. As of December 31, 2009, the Partnership had 60,005 Units outstanding held by 873 limited partners of record. Affiliates of the Managing General Partner owned 47,850 Units or 79.74% at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Operations	$ 575	$ 9.48	$ 808	$ 13.33
Financing (1)	--	--	9,888	163.14
Total	$ 575	$ 9.48	$10,696	$176.47

(1)   Proceeds from the third mortgage obtained on Village of Pennbrook Apartments in May 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures and repayment of amounts due to affiliates to permit distributions to its partners in 2010 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2009 was approximately $284,000 compared to net income of approximately $382,000 for the year ended December 31, 2008. The decrease in net income is due to an increase in total expenses and a decrease in total revenues, partially offset by the recognition of a casualty gain in 2009. Total expenses increased due to increases in interest, depreciation, and property tax expenses, partially offset by decreases in operating and general and administrative expenses. Interest expense increased primarily due to a higher debt balance as a result of the third mortgage obtained on the Partnership’s investment property (as discussed in “Liquidity and Capital Resources”) during May 2008.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.  Property tax expense increased due to an increase in the tax rate at the Partnership’s investment property. Operating expenses decreased primarily due to decreases in hazard insurance premiums, contract painting and utility expenses, partially offset by increases in payroll and related benefits and painting supplies.

In February 2009, Village of Pennbrook Apartments incurred damages as a result of heavy rain.  The property suffered damages of approximately $15,000.  Insurance proceeds of approximately $15,000 were received during the year ended December 31, 2009 to cover the damages.  After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $15,000 for the year ended December 31, 2009.

General and administrative expenses decreased primarily due to decreases in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement and partnership management fees paid to affiliates of the Managing General Partner from distributions from operations. Included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income is due to decreases in the average rental rate and occupancy and an increase in bad debt expense at the Partnership’s investment property. Other income increased due to increases in application fees, tenant utility reimbursements, lease cancellation fees, cleaning and damage fees and recreational facility fees at the Partnership’s investment property.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $140,000, compared to approximately $181,000 at December 31, 2008. Cash and cash equivalents decreased approximately $41,000, due to approximately $1,127,000 and $544,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,630,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Village of Pennbrook Apartments, distributions to partners and repayment of advances from AIMCO Properties, L.P., partially offset by advances received from AIMCO Properties, L.P.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the year ended December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $566,000 to fund operations and real estate taxes at the Partnership’s investment property. No such advances were made during the year ended December 31, 2008. The advances bear interest at the prime rate plus 2% per annum (5.25% at December 31, 2009). Interest expense during the year ended December 31, 2009 was approximately $10,000. No interest expense was incurred during the year ended December 31, 2008. During the year ended December 31, 2009, the Partnership repaid approximately $71,000 of advances and accrued interest from cash from operations.  At December 31, 2009, the amount of the outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $505,000 and is included in due to affiliates on the balance sheet included in “Item 8. Financial Statements and Supplementary Data”. There were no outstanding advances owed at December 31, 2008.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The first mortgage encumbering Village of Pennbrook Apartments of approximately $25,399,000 requires monthly payments of principal and interest until September 1, 2021 with a balloon payment of approximately $19,515,000 due at maturity. The second mortgage encumbering Village of Pennbrook Apartments of approximately $13,187,000 required monthly payments of interest only through July 1, 2009. From August 1, 2009 through the maturity date of September 1, 2021, the second mortgage requires monthly payments of principal and interest, with a balloon payment of approximately $10,561,000 due at maturity. On May 30, 2008, the Partnership obtained a third mortgage loan in the principal amount of $10,000,000 on Village of Pennbrook Apartments. The third mortgage loan bears interest at a fixed rate of 6.62% per annum and requires monthly payments of principal and interest of approximately $64,000 beginning on July 1, 2008, through the September 1, 2021 maturity date.  The additional mortgage loan requires a balloon payment of approximately $7,783,000 at maturity. The third mortgage indebtedness is approximately $9,833,000 at December 31, 2009. The Partnership may repay the third mortgage loan at any time with 30 days written notice to the Lender subject to a prepayment penalty as defined in the agreements documenting the third mortgage loan.  Total capitalized loan costs incurred during the year ended December 31, 2008 associated with the new loan were approximately $115,000and are included in other assets on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Operations	$ 575	$ 9.48	$ 808	$ 13.33
Financing (1)	--	--	9,888	163.14
Total	$ 575	$ 9.48	$10,696	$ 176.47

 (1)  Proceeds from the third mortgages obtained on Village of Pennbrook Apartments in May 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures and repayment of amounts due to affiliates to permit distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 4

We have audited the accompanying balance sheets of National Property Investors 4 as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 30, 2010

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 140	$ 181
Receivables and deposits	145	164
Other assets	1,251	1,233
Investment property (Notes C and D):
Land	1,980	1,980
Buildings and related personal property	39,714	38,493
	41,694	40,473
Less accumulated depreciation	(32,070)	(30,433)
	9,624	10,040
	$ 11,160	$ 11,618

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 346	$ 78
Tenant security deposit liabilities	421	540
Other liabilities	555	387
Due to affiliates (Note B)	549	--
Mortgage notes payable (Note C)	48,419	48,884
	50,290	49,889

Partners' Deficit
General partner	(536)	(527)
Limited partners (60,005 units
issued and outstanding)	(38,594)	(37,744)
	(39,130)	(38,271)
	$ 11,160	$ 11,618

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 7,660	$ 8,220
Other income	1,324	1,189
Total revenues	8,984	9,409

Expenses:
Operating	3,328	3,339
General and administrative	179	262
Depreciation	1,644	1,588
Interest	3,380	3,112
Property taxes	752	726
Total expenses	9,283	9,027

Casualty gain (Note F)	15	--

Net (loss) income (Note E)	$ (284)	$ 382

Net (loss) income allocated to general partner (1%)	$ (3)	$ 4
Net (loss) income allocated to limited partners (99%)	(281)	378

	$ (284)	$ 382

Net (loss) income per limited partnership unit	$ (4.68)	$ 6.30

Distributions per limited partnership unit	$ 9.48	$176.47

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2007	60,005	$ (424)	$(27,533)	$(27,957)

Distributions to partners	--	(107)	(10,589)	(10,696)

Net income for the year ended
December 31, 2008	--	4	378	382

Partners' deficit at
December 31, 2008	60,005	(527)	(37,744)	(38,271)

Distributions to partners	--	(6)	(569)	(575)

Net loss for the year ended
December 31, 2009	--	(3)	(281)	(284)

Partners’ deficit at
December 31, 2009	60,005	$ (536)	$(38,594)	$(39,130)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (284)	$ 382
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	1,644	1,588
Amortization of loan costs	63	60
Casualty gain	(15)	--
Change in accounts:
Receivables and deposits	19	(19)
Other assets	(81)	3
Accounts payable	182	(41)
Tenant security deposit liabilities	(119)	(31)
Due to affiliates	53	--
Other liabilities	168	(109)
Net cash provided by operating activities	1,630	1,833
Cash flows from investing activities:
Insurance proceeds received	15	--
Property improvements and replacements	(1,142)	(854)
Net cash used in investing activities	(1,127)	(854)
Cash flows from financing activities:
Payments on mortgage notes payable	(465)	(372)
Proceeds from mortgage notes payable	--	10,000
Distributions to partners	(575)	(10,696)
Loan costs paid	--	(115)
Advances from affiliate	566	--
Payments on advances from affiliate	(70)	--
Net cash used in financing activities	(544)	(1,183)

Net decrease in cash and cash equivalents	(41)	(204)
Cash and cash equivalents at beginning of year	181	385
Cash and cash equivalents at end of year	$ 140	$ 181

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,107	$ 3,220

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 99	$ 13

Included in property improvements and replacements for the year ended December 31, 2008 are approximately $76,000 of property improvements and replacements which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

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

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

Investment Property

Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2009 and 2008. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ended December 31, 2009 and 2008.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include zero and approximately $60,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Deferred Costs

Loan costs of approximately $1,149,000, less accumulated amortization of approximately $405,000 and $342,000, are included in other assets at December 31, 2009 and 2008, respectively. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2009 and 2008 was approximately $63,000 and $60,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $63,000 for each of the years 2010 through 2014.

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

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At December 31, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $50,480,000.

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

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $41,000 and $60,000 during the years ended December 31, 2009 and 2008, respectively, were charged to expense as incurred and are included in operating expenses.

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $445,000 and $460,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $183,000 and $219,000 for the years ended December 31, 2009 and 2008, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $102,000 and $79,000, respectively.  At December 31, 2009, approximately $44,000 was owed for accountable administrative expenses and is included in due to affiliates.  No such amount was owed at December 31, 2008.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $19,000 and $28,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the years ended December 31, 2009 and 2008, approximately $31,000 and $44,000, respectively, was paid in conjunction with the distributions from operations and is included in general and administrative expenses.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the year ended December 31, 2009, the Partnership received advances of approximately $566,000 from AIMCO Properties, L.P. to fund operations and real estate taxes at the Partnership’s investment property. No such advances were made during the year ended December 31, 2008. The advances bear interest at the prime rate plus 2% per annum (5.25% at December 31, 2009). Interest expense during the year ended December 31, 2009 was approximately $10,000. No interest expense was incurred during the year ended December 31, 2008. During the year ended December 31, 2009, the Partnership repaid approximately $71,000 of advances and accrued interest from cash from operations. At December 31, 2009, the amount of the outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $505,000 and is included in due to affiliates. There were no outstanding advances owed at December 31, 2008.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $111,000 and $164,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal			Monthly			Principal
	Balance At		Stated	Payment			Balance
	December 31,		Interest	Including	Period	Maturity	Due At
Property	2009	2008	Rate	Interest	Amortized	Date	Maturity
	(in thousands)		(in thousands)				(in thousands)
Village of
Pennbrook
Apartments
1st mortgage	$25,399	$25,688	7.06%	$ 177	30 yrs	09/01/21	$19,515
2nd mortgage	13,187	13,250	6.32% (1)	82	30 yrs	09/01/21	10,561
3rd mortgage	9,833	9,946	6.62%	64	30 yrs	09/01/21	7,783
	$48,419	$48,884		$ 323			$37,859

(1)   Monthly payment of interest only until August 1, 2009, when monthly payments of principal and interest of approximately $82,000 began.

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

Scheduled principal payments subsequent to December 31, 2009 are as follows (in thousands):

2010	$ 615
2011	658
2012	704
2013	753
2014	806
Thereafter	44,883
$48,419

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Village of Pennbrook Apartments	$48,419	$ 1,972	$18,245	$21,477

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)
Village of Pennbrook
Apartments	$ 1,980	$39,714	$41,694	$32,070	12/81	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended
	December 31,
	2009	2008
	(in thousands)
Investment Property
Balance at beginning of year	$40,473	$39,682
Property improvements	1,228	791
Disposals of property	(7)	--
Balance at end of year	$41,694	$40,473

Accumulated Depreciation
Balance at beginning of year	$30,433	$28,845
Additions charged to expense	1,644	1,588
Disposals of property	(7)	--
Balance at end of year	$32,070	$30,433

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $18,898,000 and $17,739,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $9,345,000 and $8,097,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

	Years Ended December 31,
	2009	2008
Net (loss) income as reported	$ (284)	$ 382
(Deduct) add:
Depreciation differences	396	294
Prepaid rent	(10)	9
Other	(90)	61

Federal taxable income	$ 12	$ 746

Federal taxable income per limited
partnership unit	$ 0.20	$ 12.30

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2009	2008
Net liabilities as reported	$(39,130)	$(38,271)
Land and buildings	(22,796)	(22,734)
Accumulated depreciation	22,725	22,336
Syndication and distribution costs	3,375	3,375
Other	593	623

Net liabilities - Federal tax basis	$(35,233)	$(34,671)

Note F – Casualty Event

In February 2009, Village of Pennbrook Apartments incurred damages as a result of heavy rain.  The property suffered damages of approximately $15,000.  Insurance proceeds of approximately $15,000 were received during the year ended December 31, 2009 to cover the damages.  After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $15,000 for the year ended December 31, 2009.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Partnership has no directors or officers. The Managing General Partner is NPI Equity Investments, Inc. The names and ages of, as well as the position and offices held by, the present director and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Registrant during the years ended December 31, 2009 and 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

Except as noted below, as of December 31, 2009, no person or entity was known to own of record or beneficially more than five percent of the limited partnership units (“the Units”) of the Partnership.

	Number of	Percent
	Units	of Total
AIMCO IPLP, L.P.	32,525	54.20%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	4,452	7.42%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	10,873	18.12%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29601.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $445,000 and $460,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $183,000 and $219,000 for the years ended December 31, 2009 and 2008, respectively, which are included in general and administrative expenses and investment property on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $102,000 and $79,000, respectively.  At December 31, 2009, approximately $44,000 was owed for accountable administrative expenses and are included in due to affiliates on the balance sheet included in “Item 8. Financial Statements and Supplementary Data”.  No such amount was owed at December 31, 2008.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $19,000 and $28,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the years ended December 31, 2009 and 2008, approximately $31,000 and $44,000, respectively, was paid in conjunction with the distributions from operations and is included in general and administrative expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the year ended December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $566,000 to fund operations and real estate taxes at the Partnership’s investment property. No such advances were made during the year ended December 31, 2008. The advances bear interest at the prime rate plus 2% per annum (5.25% at December 31, 2009). Interest expense during the year ended December 31, 2009 was approximately $10,000. No interest expense was incurred during the year ended December 31, 2008. During the year ended December 31, 2009, the Partnership repaid approximately $71,000 of advances and accrued interest from cash from operations.  At December 31, 2009, the amount of the outstanding advances and accrued interest owed to AIMCO Properties, L.P. was approximately $505,000 and is included in due to affiliates on the balance sheet included in “Item 8. Financial Statements and Supplementary Data”. There were no outstanding advances owed at December 31, 2008.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $111,000 and $164,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $42,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-K.

Tax Fees.  Fees for tax services totaled approximately $6,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009 and 2008.

Statements of Changes in Partners' Deficit for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)    Exhibits:

See Exhibit index

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 30, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 30, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 30, 2010
Stephen B. Waters	Accounting

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