Form 10-Q
period 2010-03-31
NATIONAL PROPERTY INVESTORS 4
filed 2010-05-17
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 146	$ 140
Receivables and deposits	198	145
Other assets	1,146	1,251
Investment property:
Land	1,980	1,980
Buildings and related personal property	39,894	39,714
	41,874	41,694
Less accumulated depreciation	(32,494)	(32,070)
	9,380	9,624
	$ 10,870	$ 11,160

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 431	$ 346
Tenant security deposit liabilities	441	421
Other liabilities	477	555
Due to affiliates (Note B)	575	549
Mortgage notes payable	48,270	48,419
	50,194	50,290

Partners' Deficit
General partner	(538)	(536)
Limited partners (60,005 units issued and outstanding)	(38,786)	(38,594)
	(39,324)	(39,130)
	$ 10,870	$ 11,160

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 1,970	$ 1,967
Other income	346	403
Total revenues	2,316	2,370

Expenses:
Operating	1,015	863
General and administrative	34	75
Depreciation	424	402
Interest	841	842
Property taxes	196	190
Total expenses	2,510	2,372

Net loss	$ (194)	$ (2)

Net loss allocated to general partner (1%)	$ (2)	$ --
Net loss allocated to limited partners (99%)	(192)	(2)
	$ (194)	$ (2)

Net loss per limited partnership unit	$ (3.20)	$ (0.03)

Distribution per limited partnership unit	$ --	$ 7.45

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2009	60,005	$ (536)	$(38,594)	$(39,130)

Net loss for the three months
ended March 31, 2010	--	(2)	(192)	(194)

Partners' deficit at
March 31, 2010	60,005	$ (538)	$(38,786)	$(39,324)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (194)	$ (2)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	424	402
Amortization of loan costs	16	16
Change in accounts:
Receivables and deposits	(53)	(76)
Other assets	89	119
Accounts payable	169	197
Tenant security deposit liabilities	20	(42)
Due to affiliates	26	--
Other liabilities	(78)	173
Net cash provided by operating activities	419	787

Cash flows used in investing activities:
Property improvements and replacements	(264)	(104)

Cash flows from financing activities:
Payments on mortgage notes payable	(149)	(79)
Distribution to partners	--	(451)
Net cash used in financing activities	(149)	(530)

Net increase in cash and cash equivalents	6	153
Cash and cash equivalents at beginning of period	140	181
Cash and cash equivalents at end of period	$ 146	$ 334

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 819	$ 606
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 15	$ 37

Included in property improvements and replacements for the three months ended March 31, 2010 and 2009 are approximately $99,000 and $13,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $112,000 and $116,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $38,000 and $28,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $16,000 and $4,000, respectively. At March 31, 2010 and December 31, 2009, the Partnership owed approximately $64,000 and $44,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $14,000 for the three months ended March 31, 2009, which is included in general and administrative expenses. No such reimbursements were made during the three months ended March 31, 2010.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the three months ended March 31, 2009, approximately $25,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses. There were no such fees paid during the three months ended March 31, 2010, as there were no distributions from operations.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, can advance the Partnership funds to cover operations and capital improvements at the property.  There were no such advances during the three months ended March 31, 2010 and 2009.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2010) per annum.  Interest expense was approximately $6,000 for the three months ended March 31, 2010. There was no interest expense during the three months ended March 31, 2009.  At March 31, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $511,000 and $505,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $85,000 to fund operations at the Partnership’s investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $65,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $111,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $50,293,000.

Note D – Casualty Events

In January 2010, the Partnership’s property, Village of Pennbrook, experienced damages from a wind and rain storm.  The estimated damages are approximately $15,000 and the Partnership expects to receive insurance proceeds.  As the associated assets are fully depreciated, the Partnership does not expect to recognize a loss on this event.

In February 2010, the Partnership’s property experienced damages from a snow storm.  The estimated damages are approximately $15,000 and the Partnership is currently uncertain as to whether this storm damage will be covered by insurance. As the associated assets are fully depreciated, the Partnership does not expect to recognize a loss on this event.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 97% and 92% for the three months ended March 31, 2010 and 2009, respectively. The Managing General Partner attributes the increase in occupancy at Village of Pennbrook Apartments to an adjustment to the rental rates at the property to remain competitive in the area.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2010 and 2009 was approximately $194,000 and $2,000, respectively. The increase in net loss for the three months ended March 31, 2010 is due to an increase in total expenses and a decrease in total revenues.

Total expenses increased due to increases in operating and depreciation expenses, partially offset by a decrease in general and administrative expenses. Property tax and interest expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to an increase in snow removal costs due to excessive snowfall in the area, partially offset by a decrease in contract services. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.

General and administrative expenses decreased primarily due to a decrease in partnership management fees paid during the three months ended March 31, 2010 to affiliates of the Managing General Partner from distributions from operations. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in other income, partially offset by a slight increase in rental income. Other income decreased primarily due to a decrease in tenant utility reimbursements and ancillary services income at the property.  The slight increase in rental income is due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rates at the Partnership’s investment property.

In January 2010, the Partnership’s property, Village of Pennbrook, experienced damages from a wind and rain storm.  The estimated damages are approximately $15,000 and the Partnership expects to receive insurance proceeds.  As the associated assets are fully depreciated, the Partnership does not expect to recognize a loss on this event.

In February 2010, the Partnership’s property experienced damages from a snow storm.  The estimated damages are approximately $15,000 and the Partnership is currently uncertain as to whether this storm damage will be covered by insurance. As the associated assets are fully depreciated, the Partnership does not expect to recognize a loss on this event.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $146,000, compared to approximately $140,000 at December 31, 2009. Cash and cash equivalents increased approximately $6,000 due to approximately $419,000 of cash provided by operating activities, partially offset by approximately $264,000 and $149,000 of cash used in investing and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Village of Pennbrook Apartments.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, can advance the Partnership funds to cover operations and capital improvements at the property.  There were no such advances during the three months ended March 31, 2010 and 2009.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2010) per annum.  Interest expense was approximately $6,000 for the three months ended March 31, 2010. There was no interest expense during the three months ended March 31, 2009.  At March 31, 2010 and December 31, 2009, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $511,000 and $505,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $85,000 to fund operations at the Partnership’s investment property.

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

During the three months ended March 31, 2010, the Partnership completed approximately $180,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of building improvements and appliance, water heater, air conditioning unit, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The first mortgage encumbering Village of Pennbrook Apartments of approximately $25,317,000 requires monthly payments of principal and interest until September 1, 2021 with a balloon payment of approximately $19,515,000 due at maturity. The second mortgage encumbering Village of Pennbrook Apartments of approximately $13,149,000 requires monthly payments of principal and interest until September 1, 2021, with a balloon payment of approximately $10,561,000 due at maturity. The third mortgage encumbering Village of Pennbrook Apartments of approximately $9,804,000 requires monthly payments of principal and interest until September 1, 2021 with a balloon payment of approximately $7,783,000 due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands, except per unit data):

	Three Months Ended	Per Limited	Three Months Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2010	Unit	2009	Unit

Operations	$ --	$ --	$ 451	$ 7.45

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at March 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 17, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 17, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

NATIONAL PROPERTY INVESTORS 4

EXHIBIT INDEX

Exhibit           Description of Exhibit

2.1             NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

2.2             Partnership Units Purchase Agreement dated as of August 17, 1995 incorporated by reference to the Partnership’s Current Report on Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

2.3             Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to the Partnership’s Current Report on Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

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