Form 10-Q
period 2010-06-30
NATIONAL PROPERTY INVESTORS 4
filed 2010-08-11
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 390	$ 140
Receivables and deposits	143	145
Other assets	908	1,251
Investment property:
Land	1,980	1,980
Buildings and related personal property	40,046	39,714
	42,026	41,694
Less accumulated depreciation	(32,896)	(32,070)
	9,130	9,624
	$ 10,571	$ 11,160

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 284	$ 346
Tenant security deposit liabilities	441	421
Other liabilities	528	555
Due to affiliates (Note B)	572	549
Mortgage notes payable	48,117	48,419
	49,942	50,290

Partners' Deficit
General partner	(538)	(536)
Limited partners (60,005 units
issued and outstanding)	(38,833)	(38,594)
	(39,371)	(39,130)
	$ 10,571	$ 11,160

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 1,974	$ 1,864	$ 3,944	$ 3,831
Other income	273	348	619	751
Total revenues	2,247	2,212	4,563	4,582

Expenses:
Operating	841	958	1,856	1,821
General and administrative	33	43	67	118
Depreciation	421	408	845	810
Interest	840	853	1,681	1,695
Property taxes	188	181	384	371
Total expenses	2,323	2,443	4,833	4,815

Casualty gain (Note D)	29	--	29	--
Net loss	$ (47)	$ (231)	$ (241)	$ (233)

Net loss allocated to general
partner (1%)	$ --	$ (2)	$ (2)	$ (2)
Net loss allocated to
limited partners (99%)	(47)	(229)	(239)	(231)

	$ (47)	$ (231)	$ (241)	$ (233)
Net loss per limited
partnership unit	$ (0.78)	$ (3.82)	$ (3.98)	$ (3.85)

Distributions per limited
partnership unit	$ --	$ 2.03	$ --	$ 9.48

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2009	60,005	$ (536)	$(38,594)	$(39,130)

Net loss for the six months
ended June 30, 2010	--	(2)	(239)	(241)

Partners’ deficit at
June 30, 2010	60,005	$ (538)	$(38,833)	$(39,371)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (241)	$ (233)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	845	810
Amortization of loan costs	32	32
Casualty gain	(29)	--
Bad debt expense	34	94
Change in accounts:
Receivables and deposits	(32)	(113)
Other assets	311	161
Accounts payable	(6)	201
Tenant security deposit liabilities	20	(97)
Other liabilities	(27)	198
Due to affiliates	34	16
Net cash provided by operating activities	941	1,069

Cash flows from investing activities:
Insurance proceeds received	29	--
Property improvements and replacements	(407)	(292)
Net cash used in investing activities	(378)	(292)

Cash flows from financing activities:
Payments on mortgage notes payable	(302)	(185)
Distributions to partners	--	(575)
Advances from affiliate	131	70
Repayment of advances from affiliate	(142)	--
Net cash used in financing activities	(313)	(690)
Net increase in cash and cash equivalents	250	87
Cash and cash equivalents at beginning of period	140	181
Cash and cash equivalents at end of period	$ 390	$ 268
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,652	$ 1,461
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 43	$ 78

Included in property improvements and replacements for the six months ended June 30, 2010 and 2009 are approximately $99,000 and $13,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $225,000 and $228,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $64,000 and $52,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $22,000 and $10,000, respectively. At June 30, 2010 and December 31, 2009, the Partnership owed approximately $82,000 and $44,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $19,000 for the six months ended June 30, 2009, which is included in general and administrative expenses. No such reimbursements were made during the six months ended June 30, 2010.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the six months ended June 30, 2009, approximately $31,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses. There were no such fees paid during the six months ended June 30, 2010, as there were no distributions from operations.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $131,000 and $70,000 during the six months ended June 30, 2010 and 2009, respectively, to fund operations at the Partnership’s investment property.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2010) per annum.  Interest expense was approximately $14,000 and $1,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, the Partnership repaid approximately $160,000 of advances and accrued interest. At June 30, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $490,000 and $505,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to June 30, 2010, the Partnership repaid approximately $86,000 of advances and accrued interest.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $88,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $111,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At June 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $53,769,000.

Note D – Casualty Events

In February 2010, the Partnership’s property experienced damages from a snow storm of approximately $11,000. Subsequent to June 30, 2010, the Partnership received insurance proceeds of approximately $9,000. The Partnership expects to recognize a casualty gain of approximately $9,000 during the third quarter of 2010 as the associated assets were fully depreciated.

In April 2010, the Partnership’s property experienced damages from a fire. The estimated damages were approximately $44,000. During the three and six months ended June 30, 2010, the Partnership received insurance proceeds of approximately $29,000 to cover the damages.  After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $29,000 for the three and six months ended June 30, 2010.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 97% and 91% for the six months ended June 30, 2010 and 2009, respectively. The Managing General Partner attributes the increase in occupancy at Village of Pennbrook Apartments to an adjustment to the rental rates at the property to remain competitive in the area.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2010 was approximately $47,000 and $241,000, respectively, compared to net losses of approximately $231,000 and $233,000 for the three and six months ended June 30, 2009, respectively.  The decrease in net loss for the three months ended June 30, 2010 is due to a decrease in total expenses, an increase in total revenues, and the recognition of a casualty gain. The increase in net loss for the six months ended June 30, 2010 is due to an increase in total expenses and a decrease in total revenues, partially offset by the recognition of a casualty gain.

Total expenses decreased for the three months ended June 30, 2010 due to decreases in operating, interest and general and administrative expenses, partially offset by increases in depreciation and property tax expenses. Total expenses increased for the six months ended June 30, 2010 due to increases in operating, depreciation and property tax expenses, partially offset by decreases in interest and general and administrative expenses. Operating expenses decreased for the three months ended June 30, 2010 due to decreases in contract services, painting supplies and building improvements at the Partnership’s investment property. Operating expenses increased for the six months ended June 30, 2010 due to an increase in snow removal costs due to excessive snowfall in the area, partially offset by decreases in contract services and painting supplies. Interest expense decreased for both periods due to scheduled payments on the mortgages encumbering the Partnership’s investment property and the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009, partially offset by an increase in interest on advances from AIMCO Properties, L.P. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.  Property tax expense increased for both periods due to an increase in the tax rate at the Partnership’s investment property.

General and administrative expenses decreased for the three and six months ended June 30, 2010 primarily due to a decrease in the partnership management fees paid during the three and six months ended June 30, 2009 to affiliates of the Managing General Partner from distributions from operations. Also included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three months ended June 30, 2010 due to an increase in rental income, partially offset by a decrease in other income.  Total revenues decreased for the six months ended June 30, 2010 due to a decrease in other income, partially offset by an increase in rental income.  Rental income increased for both periods due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rates at the Partnership’s investment property.  Other income decreased for both periods due to decreases in tenant utility reimbursements, lease cancellation fees, late fees and ancillary services income at the Partnership’s investment property.

In February 2010, the Partnership’s property experienced damages from a snow storm of approximately $11,000. Subsequent to June 30, 2010, the Partnership received insurance proceeds of approximately $9,000. The Partnership expects to recognize a casualty gain of approximately $9,000 during the third quarter of 2010 as the associated assets were fully depreciated.

In April 2010, the Partnership’s property experienced damages from a fire. The estimated damages were approximately $44,000. During the three and six months ended June 30, 2010, the Partnership received insurance proceeds of approximately $29,000 to cover the damages.  After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $29,000 for the three and six months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $390,000, compared to approximately $140,000 at December 31, 2009. Cash and cash equivalents increased approximately $250,000 due to approximately $941,000 of cash provided by operating activities, partially offset by approximately $378,000 and $313,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on mortgage notes payable and repayment of advances from AIMCO Properties, L.P., partially offset by advances from AIMCO Properties, L.P.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $131,000 and $70,000 during the six months ended June 30, 2010 and 2009, respectively, to fund operations at the Partnership’s investment property.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2010) per annum.  Interest expense was approximately $14,000 and $1,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, the Partnership repaid approximately $160,000 of advances and accrued interest. At June 30, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $490,000 and $505,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to June 30, 2010, the Partnership repaid approximately $86,000 of advances and accrued interest.

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

During the six months ended June 30, 2010, the Partnership completed approximately $351,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of repairs related to the casualties discussed above and appliance, water heater, air conditioning unit, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010.  Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The first mortgage encumbering Village of Pennbrook Apartments of approximately $25,233,000 requires monthly payments of principal and interest until September 1, 2021 with a balloon payment of approximately $19,515,000 due at maturity. The second mortgage encumbering Village of Pennbrook Apartments of approximately $13,110,000 requires monthly payments of principal and interest until September 1, 2021, with a balloon payment of approximately $10,561,000 due at maturity. The third mortgage encumbering Village of Pennbrook Apartments of approximately $9,774,000 requires monthly payments of principal and interest until September 1, 2021 with a balloon payment of approximately $7,783,000 due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

	Six Months Ended	Per Limited	Six Months Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2010	Unit	2009	Unit

Operations	$ --	$ --	$ 575	$ 9.48

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 limited partnership units (the “Units”) in the Partnership representing 79.74% of the outstanding Units at June 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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