Form 10-Q
period 2010-09-30
NATIONAL PROPERTY INVESTORS 4
filed 2010-11-12
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 222	$ 140
Receivables and deposits	138	145
Other assets	1,298	1,251
Investment property:
Land	1,980	1,980
Buildings and related personal property	40,194	39,714
	42,174	41,694
Less accumulated depreciation	(33,308)	(32,070)
	8,866	9,624
	$ 10,524	$ 11,160

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 147	$ 346
Tenant security deposit liabilities	446	421
Other liabilities	520	555
Due to affiliates (Note B)	856	549
Mortgage notes payable	47,962	48,419
	49,931	50,290

Partners' Deficit
General partner	(538)	(536)
Limited partners (60,005 units
issued and outstanding)	(38,869)	(38,594)
	(39,407)	(39,130)
	$ 10,524	$ 11,160

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 1,949	$ 1,911	$ 5,893	$ 5,742
Other income	247	286	866	1,037
Total revenues	2,196	2,197	6,759	6,779

Expenses:
Operating	764	693	2,620	2,514
General and administrative	35	33	102	151
Depreciation	415	414	1,260	1,224
Interest	837	841	2,518	2,536
Property taxes	190	186	574	557
Total expenses	2,241	2,167	7,074	6,982

Casualty gain (Note D)	9	--	38	--

Net (loss) income	$ (36)	$ 30	$ (277)	$ (203)

Net loss allocated to general
partner (1%)	$ --	$ --	$ (2)	$ (2)
Net (loss) income allocated to
limited partners (99%)	(36)	30	(275)	(201)

	$ (36)	$ 30	$ (277)	$ (203)
Net (loss) income per limited
partnership unit	$ (0.60)	$ 0.50	$ (4.58)	$ (3.35)

Distributions per limited
partnership unit	$ --	$ --	$ --	$ 9.48

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2009	60,005	$ (536)	$(38,594)	$(39,130)

Net loss for the nine months
ended September 30, 2010	--	(2)	(275)	(277)

Partners’ deficit at
September 30, 2010	60,005	$ (538)	$(38,869)	$(39,407)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (277)	$ (203)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,260	1,224
Amortization of loan costs	48	48
Casualty gain	(38)	--
Change in accounts:
Receivables and deposits	7	27
Other assets	(95)	(248)
Accounts payable	(116)	43
Tenant security deposit liabilities	25	(120)
Other liabilities	(35)	135
Due to affiliates	(29)	31
Net cash provided by operating activities	750	937

Cash flows used in investing activities:
Insurance proceeds received	38	--
Property improvements and replacements	(585)	(594)
Net cash used in investing activities	(547)	(594)

Cash flows from financing activities:
Payments on mortgage notes payable	(457)	(317)
Distributions to partners	--	(575)
Advances from affiliate	559	566
Payments on advances from affiliate	(223)	(70)
Net cash used in financing activities	(121)	(396)

Net increase (decrease) in cash and cash equivalents	82	(53)
Cash and cash equivalents at beginning of period	140	181
Cash and cash equivalents at end of period	$ 222	$ 128

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,470	$ 2,286

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements included in
accounts payable	$ 16	$ 198

Included in property improvements and replacements for the nine months ended September 30, 2010 and 2009 are approximately $99,000 and $13,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $335,000 and $339,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $89,000 and $101,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $27,000 and $38,000, respectively. At September 30, 2010 and December 31, 2009, the Partnership owed approximately $17,000 and $44,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $19,000 for the nine months ended September 30, 2009, which is included in general and administrative expenses. No such reimbursements were made during the nine months ended September 30, 2010.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the nine months ended September 30, 2009, approximately $31,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses. There were no such fees paid during the nine months ended September 30, 2010, as there were no distributions from operations.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $559,000 and $566,000 during the nine months ended September 30, 2010 and 2009, respectively, to fund operations at the Partnership’s investment property.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2010) per annum.  Interest expense was approximately $21,000 and $3,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid approximately $246,000 and $71,000, respectively, of advances and accrued interest. At September 30, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $839,000 and $505,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $88,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $111,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $55,510,000.

Note D – Casualty Events

In February 2010, the Partnership’s property experienced damages from a snow storm of approximately $11,000. During the three and nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $9,000. The Partnership recognized a casualty gain of approximately $9,000 during the three and nine months ended September 30, 2010 as the associated assets were fully depreciated.

In April 2010, the Partnership’s property experienced damages from a fire. The estimated damages were approximately $44,000. During the nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $29,000 to cover the damages.  After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $29,000 during the nine months ended September 30, 2010.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 96% and 91% for the nine months ended September 30, 2010 and 2009, respectively. The Managing General Partner attributes the increase in occupancy at Village of Pennbrook Apartments to competitive pricing.

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

Results of Operations

The Partnership’s net loss for the three months ended September 30, 2010 was approximately $36,000 compared to net income of approximately $30,000 for the corresponding period in 2009.  The Partnership’s net loss for the nine months ended September 30, 2010 was approximately $277,000 compared to a net loss of approximately $203,000 for the corresponding period in 2009.  The increase in net loss for the three months ended September 30, 2010 is due to an increase in total expenses partially offset by the recognition of a casualty gain in 2010.  The increase in net loss for the nine months ended September 30, 2010 is due to an increase in total expenses and a decrease in total revenues partially offset by the recognition of casualty gains in 2010.

Total expenses for the three months ended September 30, 2010 increased primarily due to an increase in operating expenses. Depreciation, interest, property taxes and general and administrative expenses remained relatively constant for the three months ended September 30, 2010. Total expenses for the nine months ended September 30, 2010 increased due to increases in operating, depreciation and property tax expenses, partially offset by decreases in interest and general and administrative expenses. Operating expenses increased for the three months ended September 30, 2010 due to increases in utilities and salaries and benefits. Operating expenses increased for the nine months ended September 30, 2010 due to increases in utilities and snow removal costs due to excessive snowfall in the area, partially offset by decreases in contract services, painting supplies, salaries and benefits and resident eviction costs. Interest expense decreased for the nine months ended September 30, 2010 due to scheduled payments on the mortgages encumbering the Partnership’s investment property and the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009, partially offset by an increase in interest on advances from AIMCO Properties, L.P.  Depreciation expense increased for the nine months ended September 30, 2010 due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased for the nine months ended September 30, 2010 due to an increase in the tax rate at the Partnership’s investment property.

General and administrative expenses decreased for the nine months ended September 30, 2010 primarily due to a decrease in the partnership management fees paid during the nine months ended September 30, 2009 to affiliates of the Managing General Partner from distributions from operations. Also included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues for the three months ended September 30, 2010 remained relatively constant as a decrease in other income was substantially offset by an increase in rental income. Total revenues decreased for the nine months ended September 30, 2010 due to a decrease in other income, partially offset by an increase in rental income.  Rental income increased for both periods due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rates at the Partnership’s investment property.  Other income decreased for both periods due to decreases in tenant utility reimbursements, lease cancellation fees, late fees and ancillary services income at the Partnership’s investment property.

In February 2010, the Partnership’s property experienced damages from a snow storm of approximately $11,000. During the three and nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $9,000. The Partnership recognized a casualty gain of approximately $9,000 during the three and nine months ended September 30, 2010 as the associated assets were fully depreciated.

In April 2010, the Partnership’s property experienced damages from a fire. The estimated damages were approximately $44,000. During the nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $29,000 to cover the damages.  After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $29,000 during the nine months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $222,000, compared to approximately $140,000 at December 31, 2009. Cash and cash equivalents increased approximately $82,000 due to approximately $750,000 of cash provided by operating activities, partially offset by approximately $547,000 and $121,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgage notes payable and repayment of advances from AIMCO Properties, L.P., partially offset by advances from AIMCO Properties, L.P.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $559,000 and $566,000 during the nine months ended September 30, 2010 and 2009, respectively, to fund operations at the Partnership’s investment property.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2010) per annum.  Interest expense was approximately $21,000 and $3,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid approximately $246,000 and $71,000, respectively, of advances and accrued interest. At September 30, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $839,000 and $505,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2010, the Partnership completed approximately $502,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of construction related to the casualties discussed above, building improvements and appliance, water heater, air conditioning unit, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010.  Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The first mortgage encumbering Village of Pennbrook Apartments of approximately $25,148,000 requires monthly payments of principal and interest until September 1, 2021 with a balloon payment of approximately $19,515,000 due at maturity. The second mortgage encumbering Village of Pennbrook Apartments of approximately $13,070,000 requires monthly payments of principal and interest until September 1, 2021, with a balloon payment of approximately $10,561,000 due at maturity. The third mortgage encumbering Village of Pennbrook Apartments of approximately $9,744,000 requires monthly payments of principal and interest until September 1, 2021 with a balloon payment of approximately $7,783,000 due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data):

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 limited partnership units (the “Units”) in the Partnership representing 79.74% of the outstanding Units at September 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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