Form 10-K
period 2010-12-31
NATIONAL PROPERTY INVESTORS 4
filed 2011-03-25
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
Village of	(in thousands)				(in thousands)
Pennbrook
Apartments	$42,289	$33,705	5-30 yrs	S/L	$ 9,310

See “Note A – Organization and Summary of Significant Accounting Policies” to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership's property.

	Principal				Principal
	Balance at	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2010	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)			(in thousands)
Villageof Pennbrook
Apartments
1st mortgage	$25,061	7.06%	30 yrs	09/01/21	$19,515
2nd mortgage	13,030	6.32%	30 yrs	09/01/21	10,561
3rd mortgage	9,713	6.62%	30 yrs	09/01/21	7,783
	$47,804				$37,859

(1)   Fixed rate mortgages.

(2)   See “Note C – Mortgage Notes Payable” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership’s ability to prepay these loans and other details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2010 and 2009 for the property are as follows:

	Average Annual
	Rental Rates		Average Annual
	(per unit)		Occupancy
Property	2010	2009	2010	2009
Village of Pennbrook
Apartments	$11,385	$11,812	96%	92%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2010 for the property were as follows:

	2010	2010
	Billing (1)	Rate
	(in thousands)
Village of Pennbrook
Apartments	$760	17.59%

(1)   The Partnership has a different fiscal year than the property’s real estate tax year.

Capital Improvements

During the year ended December 31, 2010, the Partnership completed approximately $617,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of construction related to the casualties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, building improvements and appliance, water heater, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered 70,000 and sold 60,005 limited partnership units (the “Units”) aggregating $30,002,500. As of December 31, 2010, the Partnership had 60,005 Units outstanding held by 869 limited partners of record. Affiliates of the Managing General Partner owned 47,850 Units or 79.74% at December 31, 2010. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Operations	$ --	$ --	$ 575	$ 9.48

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures and repayment of amounts due to affiliates to permit distributions to its partners in 2011 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2010 and 2009 was approximately $241,000 and $284,000, respectively. The decrease in net loss is due to increases in total revenues and casualty gain, partially offset by an increase in total expenses.

Total revenues increased due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income is due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rates at the Partnership’s investment property. Other income decreased due to decreases in tenant utility reimbursements, lease cancellation fees, late fees, application fees and ancillary services income at the Partnership’s investment property.

In February 2010, the Partnership’s property experienced damages from a snow storm of approximately $11,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $9,000. The Partnership recognized a casualty gain of approximately $9,000 during the year ended December 31, 2010 as the associated assets were fully depreciated.

In April 2010, the Partnership’s property experienced damages from a fire. The estimated damages were approximately $44,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $37,000 to cover the damages.  After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $37,000 during the year ended December 31, 2010.

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

Total expenses increased due to increases in operating, depreciation and property tax expenses, partially offset by decreases in interest and general and administrative expenses. Operating expenses increased due to increases in utilities and snow removal costs due to excessive snowfall in the area, partially offset by decreases in interior painting, painting supplies, salaries and benefits and resident eviction costs. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the tax rate at the Partnership’s investment property. Interest expense decreased due to scheduled payments on the mortgages encumbering the Partnership’s investment property and the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009, partially offset by an increase in interest on advances from AIMCO Properties, L.P.

General and administrative expenses decreased primarily due to a decrease in the partnership management fees paid during 2009 to affiliates of the Managing General Partner from distributions from operations. Also included in general and administrative expenses for the years ended December 31, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $187,000, compared to approximately $140,000 at December 31, 2009. Cash and cash equivalents increased approximately $47,000 due to approximately $1,263,000 of cash provided by operating activities, partially offset by approximately $652,000 and $564,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgage notes payable and repayment of advances from AIMCO Properties, L.P., partially offset by advances from AIMCO Properties, L.P.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $655,000 and $566,000 during the years ended December 31, 2010 and 2009, respectively, to fund operations at the Partnership’s investment property.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2010) per annum.  Interest expense was approximately $31,000 and $10,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid approximately $641,000 and $71,000, respectively, of advances and accrued interest. At December 31, 2010 and 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $550,000 and $505,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, the Partnership paid $250,000 of principal and accrued interest.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Village of Pennbrook Apartments of approximately $47,804,000 requires monthly payments of principal and interest until September 1, 2021 with balloon payments of approximately $37,859,000 due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Operations	$ --	$ --	$ 575	$ 9.48

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures and repayment of amounts due to affiliates to permit distributions to its partners in 2011 or subsequent periods.

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

Item 8.     Financial Statements and Supplementary Data

NATIONAL PROPERTY INVESTORS 4

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2010 and 2009

Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

Statements of Cash Flows - Years ended December 31, 2010 and 2009

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 4

We have audited the accompanying balance sheets of National Property Investors 4 as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 4 at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 25, 2011

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 187	$ 140
Receivables and deposits	188	145
Other assets	1,218	1,251
Investment property (Notes C, D and F):
Land	1,980	1,980
Buildings and related personal property	40,309	39,714
	42,289	41,694
Less accumulated depreciation	(33,705)	(32,070)
	8,584	9,624
	$ 10,177	$ 11,160

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 190	$ 346
Tenant security deposit liabilities	437	421
Other liabilities	532	555
Due to affiliates (Note B)	585	549
Mortgage notes payable (Note C)	47,804	48,419
	49,548	50,290

Partners' Deficit
General partner	(538)	(536)
Limited partners	(38,833)	(38,594)
	(39,371)	(39,130)
	$ 10,177	$ 11,160

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2010	2009
Revenues:
Rental income	$ 7,885	$ 7,660
Other income	1,158	1,324
Total revenues	9,043	8,984

Expenses:
Operating	3,420	3,328
General and administrative	135	179
Depreciation	1,657	1,644
Interest	3,354	3,380
Property taxes	764	752
Total expenses	9,330	9,283

Casualty gain (Note F)	46	15

Net loss (Note E)	$ (241)	$ (284)

Net loss allocated to general partner (1%)	$ (2)	$ (3)
Net loss allocated to limited partners (99%)	(239)	(281)

	$ (241)	$ (284)

Net loss per limited partnership unit	$ (3.98)	$ (4.68)

Distributions per limited partnership unit	$ --	$ 9.48

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2008	60,005	$ (527)	$(37,744)	$(38,271)

Distributions to partners	--	(6)	(569)	(575)

Net loss for the year ended
December 31, 2009	--	(3)	(281)	(284)

Partners' deficit at
December 31, 2009	60,005	(536)	(38,594)	(39,130)

Net loss for the year ended
December 31, 2010	--	(2)	(239)	(241)

Partners’ deficit at
December 31, 2010	60,005	$ (538)	$(38,833)	$(39,371)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (241)	$ (284)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,657	1,644
Amortization of loan costs	63	63
Casualty gain	(46)	(15)
Change in accounts:
Receivables and deposits	(43)	19
Other assets	(30)	(81)
Accounts payable	(75)	182
Tenant security deposit liabilities	16	(119)
Due to affiliates	(15)	53
Other liabilities	(23)	168
Net cash provided by operating activities	1,263	1,630
Cash flows from investing activities:
Insurance proceeds received	46	15
Property improvements and replacements	(698)	(1,142)
Net cash used in investing activities	(652)	(1,127)
Cash flows from financing activities:
Payments on mortgage notes payable	(615)	(465)
Distributions to partners	--	(575)
Advances from affiliate	655	566
Payments on advances from affiliate	(604)	(70)
Net cash used in financing activities	(564)	(544)

Net increase (decrease) in cash and cash equivalents	47	(41)
Cash and cash equivalents at beginning of year	140	181
Cash and cash equivalents at end of year	$ 187	$ 140

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,296	$ 3,107

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 18	$ 99

Included in property improvements and replacements for the year ended December 31, 2009 are approximately $13,000 of property improvements and replacements which were included in accounts payable at December 31, 2008.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

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

Investment Property

Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level. The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2010 and 2009. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ended December 31, 2010 and 2009.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $65,000 and zero at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Deferred Costs

Loan costs of approximately $1,149,000, less accumulated amortization of approximately $468,000 and $405,000, are included in other assets at December 31, 2010 and 2009, respectively. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for both years ended December 31, 2010 and 2009 was approximately $63,000 and is included in interest expense. Amortization expense is expected to be approximately $63,000 for each of the years 2011 through 2015.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At December 31, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $53,237,000.

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

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $76,000 and $41,000 during the years ended December 31, 2010 and 2009, respectively, were charged to expense as incurred and are included in operating expenses.

Segment Reporting

ASC Topic 280-10, “Segment Reporting”, established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $445,000 for both of the years ended December 31, 2010 and 2009, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $126,000 and $183,000 for the years ended December 31, 2010 and 2009, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2010 and 2009 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $43,000 and $102,000, respectively.  At December 31, 2010 and 2009, approximately $35,000 and $44,000 was owed for accountable administrative expenses, respectively, and is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $19,000 for the year ended December 31, 2009 which is included in general and administrative expenses. No such reimbursements were made during the year ended December 31, 2010.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the year ended December 31, 2009, approximately $31,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses. There were no such fees paid during the year ended December 31, 2010, as there were no distributions from operations.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $655,000 and $566,000 during the years ended December 31, 2010 and 2009, respectively, to fund operations at the Partnership’s investment property.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2010) per annum.  Interest expense was approximately $31,000 and $10,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid approximately $641,000 and $71,000, respectively, of advances and accrued interest. At December 31, 2010 and 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $550,000 and $505,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. Subsequent to December 31, 2010, the Partnership paid $250,000 of principal and accrued interest.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $149,000 and $111,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal			Monthly			Principal
	Balance At		Stated	Payment			Balance
	December 31,		Interest	Including	Period	Maturity	Due At
Property	2010	2009	Rate	Interest	Amortized	Date	Maturity
	(in thousands)		(in thousands)				(in thousands)
Village of
Pennbrook
Apartments
1st mortgage	$25,061	$25,399	7.06%	$ 177	30 yrs	09/01/21	$19,515
2nd mortgage	13,030	13,187	6.32% (1)	82	30 yrs	09/01/21	10,561
3rd mortgage	9,713	9,833	6.62%	64	30 yrs	09/01/21	7,783
	$47,804	$48,419		$ 323			$37,859

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

Scheduled principal payments subsequent to December 31, 2010 are as follows (in thousands):

2011	$ 658
2012	704
2013	753
2014	806
2015	862
Thereafter	44,021
$47,804

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Village of Pennbrook Apartments	$47,804	$ 1,972	$18,245	$22,072

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)
Village of Pennbrook
Apartments	$ 1,980	$40,309	$42,289	$33,705	12/81	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended
	December 31,
	2010	2009
	(in thousands)
Investment Property
Balance at beginning of year	$41,694	$40,473
Property improvements	617	1,228
Disposals of property	(22)	(7)
Balance at end of year	$42,289	$41,694

Accumulated Depreciation
Balance at beginning of year	$32,070	$30,433
Additions charged to expense	1,657	1,644
Disposals of property	(22)	(7)
Balance at end of year	$33,705	$32,070

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2010 and 2009 is approximately $19,805,000 and $18,898,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2010 and 2009 is approximately $10,495,000 and $9,345,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (in thousands, except per unit data):

	Years Ended December 31,
	2010	2009
Net loss as reported	$ (241)	$ (284)
(Deduct) add:
Depreciation differences	507	396
Prepaid rent	(12)	(10)
Other	(108)	(90)

Federal taxable income	$ 146	$ 12

Federal taxable income per limited
partnership unit	$ 2.41	$ 0.20

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2010	2009
Net liabilities as reported	$(39,371)	$(39,130)
Land and buildings	(22,484)	(22,796)
Accumulated depreciation	23,210	22,725
Syndication and distribution costs	3,375	3,375
Other	183	593

Net liabilities - Federal tax basis	$(35,087)	$(35,233)

Note F – Casualty Events

In February 2010, the Partnership’s property experienced damages from a snow storm of approximately $11,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $9,000. The Partnership recognized a casualty gain of approximately $9,000 during the year ended December 31, 2010 as the associated assets were fully depreciated.

In April 2010, the Partnership’s property experienced damages from a fire. The estimated damages were approximately $44,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $37,000 to cover the damages.  After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $37,000 during the year ended December 31, 2010.

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

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Managing General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 11.    Executive Compensation

Neither the directors nor the officers of the Managing General Partner received any remuneration from the Registrant during the years ended December 31, 2010 and 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

Except as noted below, as of December 31, 2010, no person or entity was known to own of record or beneficially more than five percent of the limited partnership units (“the Units”) of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $445,000 for both of the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $126,000 and $183,000 for the years ended December 31, 2010 and 2009, respectively, which are included in general and administrative expenses and investment property on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property for the years ended December 31, 2010 and 2009 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $43,000 and $102,000, respectively.  At December 31, 2010 and 2009, approximately $35,000 and $44,000 was owed for accountable administrative expenses, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner received approximately $19,000 for the year ended December 31, 2009 which is included in general and administrative expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. No such reimbursements were made during the year ended December 31, 2010.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. During the year ended December 31, 2009, approximately $31,000 was paid in conjunction with the distributions from operations and is included in general and administrative expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. There were no such fees paid during the year ended December 31, 2010, as there were no distributions from operations.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $655,000 and $566,000 during the years ended December 31, 2010 and 2009, respectively, to fund operations at the Partnership’s investment property.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2010) per annum.  Interest expense was approximately $31,000 and $10,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid approximately $641,000 and $71,000, respectively, of advances and accrued interest. At December 31, 2010 and 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $550,000 and $505,000, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. Subsequent to December 31, 2010, the Partnership paid $250,000 of principal and accrued interest.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $149,000 and $111,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $41,000 and $38,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-K.

Tax Fees.  Fees for tax services totaled approximately $6,000 for both 2010 and 2009.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2010 and 2009.

Statements of Operations for the years ended December 31, 2010 and 2009.

Statements of Changes in Partners' Deficit for the years ended December 31, 2010 and 2009.

Statements of Cash Flows for the years ended December 31, 2010 and 2009.

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

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 25, 2011
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 25, 2011
Stephen B. Waters	Accounting

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