Form 10-Q
period 2011-03-31
NATIONAL PROPERTY INVESTORS 4
filed 2011-05-12
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 204	$ 187
Receivables and deposits	232	188
Other assets	1,003	1,218
Investment property:
Land	1,980	1,980
Buildings and related personal property	40,366	40,309
	42,346	42,289
Less accumulated depreciation	(34,026)	(33,705)
	8,320	8,584
	$ 9,759	$ 10,177

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 215	$ 190
Tenant security deposit liabilities	437	437
Other liabilities	527	532
Due to affiliates (Note B)	358	585
Mortgage notes payable	47,644	47,804
	49,181	49,548

Partners' Deficit
General partner	(539)	(538)
Limited partners	(38,883)	(38,833)
	(39,422)	(39,371)
	$ 9,759	$ 10,177

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 2,005	$ 1,970
Other income	321	346
Total revenues	2,326	2,316

Expenses:
Operating	1,004	1,015
General and administrative	32	34
Depreciation	321	424
Interest	830	841
Property taxes	190	196
Total expenses	2,377	2,510

Net loss	$ (51)	$ (194)

Net loss allocated to general partner (1%)	$ (1)	$ (2)
Net loss allocated to limited partners (99%)	(50)	(192)
	$ (51)	$ (194)

Net loss per limited partnership unit	$ (0.83)	$ (3.20)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	60,005	$ 1	$ 30,003	$ 30,004

Partners' deficit at
December 31, 2010	60,005	$ (538)	$(38,833)	$(39,371)

Net loss for the three months
ended March 31, 2011	--	(1)	(50)	(51)

Partners' deficit at
March 31, 2011	60,005	$ (539)	$(38,883)	$(39,422)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (51)	$ (194)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	321	424
Amortization of loan costs	16	16
Change in accounts:
Receivables and deposits	(44)	(53)
Other assets	199	89
Accounts payable	39	169
Tenant security deposit liabilities	--	20
Due to affiliates	18	26
Other liabilities	(5)	(78)
Net cash provided by operating activities	493	419

Cash flows used in investing activities:
Property improvements and replacements	(71)	(264)

Cash flows from financing activities:
Payments on mortgage notes payable	(160)	(149)
Payments on advances from affiliate	(245)	--
Net cash used in financing activities	(405)	(149)

Net increase in cash and cash equivalents	17	6
Cash and cash equivalents at beginning of period	187	140
Cash and cash equivalents at end of period	$ 204	$ 146

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 813	$ 819
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 4	$ 15

Included in property improvements and replacements for the three months ended March 31, 2011 and 2010 are approximately $18,000 and $99,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2010 and 2009, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $112,000 for both the three months ended March 31, 2011 and 2010, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $26,000 and $38,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $7,000 and $16,000, respectively. At March 31, 2011 and December 31, 2010, the Partnership owed approximately $52,000 and $35,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the three months ended March 31, 2011 or 2010.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. There were no such fees paid during the three months ended March 31, 2011 or 2010, as there were no distributions from operations.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, can advance the Partnership funds to cover operations and capital improvements at the property.  There were no such advances during the three months ended March 31, 2011 and 2010.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2011) per annum.  Interest expense was approximately $6,000 for both the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2011, the Partnership repaid approximately $250,000 of advances and accrued interest. There were no repayments during the three months ended March 31, 2010. At March 31, 2011 and December 31, 2010, the total advances and accrued interest owed to AIMCO Properties, L.P. was approximately $306,000 and $550,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Upon the sale of the Partnership’s property, NPI Equity will be entitled to an Incentive Compensation Fee equal to 3% of the difference between the sales price of the property and the appraised value for such property at February 1, 1992. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. Prior to 2010, these preferences were met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $54,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $149,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At March 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $51,663,000.

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

In April 2010, the Partnership’s property experienced damages from a fire of approximately $44,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $37,000 to cover the damages.  After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $37,000 during the year ended December 31, 2010.

Note E – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 97% for both the three months ended March 31, 2011 and 2010.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2011 and 2010 was approximately $51,000 and $194,000, respectively. The decrease in net loss for the three months ended March 31, 2011 is due to a decrease in total expenses and an increase in total revenues.

Total expenses decreased due to decreases in operating, depreciation and interest expenses.  Property tax and general and administrative expenses remained relatively constant for the comparable periods.  Operating expense decreased due to a decrease in utilities, partially offset by an increase in snow removal costs due to excessive snow fall in the area and an increase in contract services. Depreciation expense decreased due to assets becoming fully depreciated in 2010. Interest expense decreased due to scheduled payments on the mortgages encumbering the Partnership’s investment property.

Included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income, partially offset by a decrease in other income.  Rental income increased due to an increase in the average rental rates at the Partnership’s investment property. Other income decreased due to decreases in resident utility reimbursements, application fees and cleaning and damage fees, partially offset by an increase in pet fees.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $204,000, compared to approximately $187,000 at December 31, 2010. Cash and cash equivalents increased approximately $17,000 due to approximately $493,000 of cash provided by operating activities, partially offset by approximately $405,000 and $71,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgage notes payable and repayment of advances from AIMCO Properties, L.P. Cash used in investing activities consisted of property improvements and replacements.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, can advance the Partnership funds to cover operations and capital improvements at the property.  There were no such advances during the three months ended March 31, 2011 and 2010. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2011) per annum.  Interest expense was approximately $6,000 for both the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2011, the Partnership repaid approximately $250,000 of advances and accrued interest. There were no repayments during the three months ended March 31, 2010. At March 31, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $306,000 and $550,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2011, the Partnership completed approximately $57,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of building improvements and appliance, water heater and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Village of Pennbrook Apartments of approximately $47,644,000 requires monthly payments of principal and interest until September 1, 2021 with balloon payments of approximately $37,859,000 due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions during the three months ended March 31, 2011 and 2010. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures and repayment of amounts due to affiliates to permit distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at March 31, 2011. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of AIMCO, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2011	By: /s/Stephen B. Waters
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