Form 10-Q
period 2011-06-30
NATIONAL PROPERTY INVESTORS 4
filed 2011-08-12
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 390	$ 187
Receivables and deposits	152	188
Other assets	894	1,218
Investment property:
Land	1,980	1,980
Buildings and related personal property	31,515	40,309
Total investment property	33,495	42,289
Less accumulated depreciation	(25,371)	(33,705)
Investment property, net	8,124	8,584
Total assets	$ 9,560	$ 10,177

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 296	$ 190
Tenant security deposit liabilities	424	437
Other liabilities	423	532
Due to affiliates	375	585
Mortgage notes payable	47,467	47,804
Total liabilities	48,985	49,548

Partners' Deficit
General partner	(539)	(538)
Limited partners	(38,886)	(38,833)
Total partners’ deficit	(39,425)	(39,371)
Total liabilities and partners’ deficit	$ 9,560	$ 10,177

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Rental income	$ 1,967	$ 1,974	$ 3,972	$ 3,944
Other income	304	273	625	619
Total revenues	2,271	2,247	4,597	4,563

Expenses:
Operating	909	841	1,913	1,856
General and administrative	34	33	66	67
Depreciation	317	421	638	845
Interest	824	840	1,654	1,681
Property taxes	190	188	380	384
Total expenses	2,274	2,323	4,651	4,833

Casualty gain	--	29	--	29
Net loss	$ (3)	$ (47)	$ (54)	$ (241)

Net loss allocated to general partner (1%)	$ --	$ --	$ (1)	$ (2)
Net loss allocated to limited partners (99%)	$ (3)	$ (47)	$ (53)	$ (239)

Net loss per limited partnership unit	$ (0.05)	$ (0.78)	$ (0.88)	$ (3.98)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(In thousands)

General

Partner

Limited

Partners

			Total

Partners' deficit at December 31, 2010	$ (538)	$(38,833)	$(39,371)

Net loss for the six months ended June 30, 2011	(1)	(53)	(54)

Partners’ deficit at June 30, 2011	$ (539)	$(38,886)	$(39,425)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$ (54)	$ (241)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	638	845
Amortization of loan costs	32	32
Casualty gain	--	(29)
Change in accounts:
Receivables and deposits	36	2
Other assets	292	311
Accounts payable	73	(6)
Tenant security deposit liabilities	(13)	20
Other liabilities	(109)	(27)
Due to affiliates	35	34
Net cash provided by operating activities	930	941

Cash flows from investing activities:
Insurance proceeds received	--	29
Property improvements and replacements	(145)	(407)
Net cash used in investing activities	(145)	(378)

Cash flows from financing activities:
Payments on mortgage notes payable	(337)	(302)
Advances from affiliate	--	131
Repayment of advances from affiliate	(245)	(142)
Net cash used in financing activities	(582)	(313)
Net increase in cash and cash equivalents	203	250
Cash and cash equivalents at beginning of period	187	140
Cash and cash equivalents at end of period	$ 390	$ 390
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,686	$ 1,652
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 51	$ 43

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

On July 28, 2011, the Partnership entered into an agreement and plan of conversion and merger with AIMCO Properties, L.P., a Delaware limited partnership and AIMCO NPI 4 Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the partnership agreement of the Partnership will first be amended to remove the prohibition on transactions between the Partnership, on the one hand, and its general partner and its affiliates, on the other, following which the Partnership will be converted from a California limited partnership to a Delaware limited partnership named National Property Investors 4, LP (“New NPI 4”), following which the Merger Subsidiary will be merged with and into New NPI 4, with New NPI 4 as the surviving entity.

In the conversion and merger, each unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the conversion and merger will be converted into an identical unit of limited partnership interest in New NPI 4 (also known as a “Unit”), following which each Unit (other than Units held by limited partners who perfect their appraisal rights pursuant to the merger agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $195.27 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $195.27 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

In the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Units of New NPI 4. As a result, after the merger, AIMCO Properties, L.P. will be the sole limited partner of New NPI 4, holding all outstanding Units. NPI Equity Investments, Inc. will continue to be the general partner of New NPI 4 after the conversion and merger, and the Partnership’s partnership agreement in effect immediately prior to the conversion and merger will be the partnership agreement of New NPI 4 after the conversion and merger and will be amended to reflect the conversion and merger.

Completion of the conversion and merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. As of June 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 60,005 Units, and AIMCO Properties, L.P. and its affiliates owned 47,850 of those Units, or approximately 79.74% of the number of outstanding Units. Of these 47,850 Units, 26,466 are subject to a voting restriction, which requires such Units to be voted in proportion to the votes cast with respect to the Units not subject to this restriction, which will result in AIMCO Properties, L.P. and its affiliates voting a total of 38,258 Units, or approximately 63.76% of the outstanding Units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $229,000 and $225,000 for the six months ended June 30, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $46,000 and $64,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $7,000 and $22,000, respectively. At June 30, 2011 and December 31, 2010, the Partnership owed approximately $65,000 and $35,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the six months ended June 30, 2011 or 2010.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. There were no such fees paid during the six months ended June 30, 2011 or 2010, as there were no distributions from operations.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $131,000 during the six months ended June 30, 2010 to fund operations at the Partnership’s investment property.  There were no such advances during the six months ended June 30, 2011. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2011) per annum.  Interest expense was approximately $10,000 and $14,000 for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Partnership repaid approximately $250,000 and $160,000 of advances and accrued interest. At June 30, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. were approximately $310,000 and $550,000, respectively, and were included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2011, the Partnership repaid approximately $230,000 of advances and accrued interest.

Upon the sale of the Partnership’s property, NPI Equity will be entitled to an Incentive Compensation Fee equal to 3% of the difference between the sales price of the property and the appraised value for such property at February 1, 1992. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. Prior to 2010, these preferences were met. Accordingly, the Managing General Partner will be entitled to this fee upon completion of the proposed merger discussed in “Note A”. The fee, estimated to be approximately $1,298,000, did reduce the merger consideration being offered to the limited partners.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $54,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $149,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At June 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $51,898,000.

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

Note F – Investment Property

During the three months ended June 30, 2011, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $8,972,000 and accumulated depreciation of approximately $8,972,000.

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 96% and 97% for the six months ended June 30, 2011 and 2010, respectively.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2011 was approximately $3,000 and $54,000, respectively, compared to net losses of approximately $47,000 and $241,000, respectively, for the three and six months ended June 30, 2010. The decrease in net loss for both periods is due to a decrease in total expenses and an increase in total revenues, partially offset by the recognition of a casualty gain in 2010.

Total expenses decreased due to decreases in depreciation and interest expenses, partially offset by an increase in operating expenses.  Property tax and general and administrative expenses remained relatively constant for the comparable periods.  Depreciation expense decreased for both periods due to assets becoming fully depreciated in 2010. Interest expense decreased for both periods due to scheduled payments on the mortgages encumbering the Partnership’s investment property. Operating expenses increased for the three months ended June 30, 2011 due to increases in salaries and related benefits and contract services, partially offset by a decrease in utilities. Operating expenses increased for the six months ended June 30, 2011 due to increases in salaries and related benefits, snow removal costs due to excessive snow fall in the area and an increase in contract services, partially offset by a decrease in utilities.

Included in general and administrative expenses for the three and six months ended June 30, 2011 and 2010 are management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three months ended June 30, 2011 due to an increase in other income, partially offset by a decrease in rental income. Total revenues increased for the six months ended June 30, 2011 due to an increase in rental income. Other income remained relatively constant for the six months ended June 30, 2011. Rental income decreased for the three months ended June 30, 2011 due to an increase in bad debt expense, partially offset by an increase in the average rental rates at the Partnership’s investment property.  Rental income increased for the six months ended June 30, 2011 due to an increase in the average rental rates, partially offset by a slight decrease in occupancy and an increase in bad debt expense at the Partnership’s investment property. Other income increased for the three months ended June 30, 2011 due to increases in parking income, lease cancellation fees and pet fees, partially offset by a decrease in resident utility reimbursements.

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

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of approximately $390,000, compared to approximately $187,000 at December 31, 2010. Cash and cash equivalents increased approximately $203,000 due to approximately $930,000 of cash provided by operating activities, partially offset by approximately $582,000 and $145,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgage notes payable and repayment of advances from AIMCO Properties, L.P. Cash used in investing activities consisted of property improvements and replacements.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $131,000 during the six months ended June 30, 2010 to fund operations at the Partnership’s investment property.  There were no such advances during the six months ended June 30, 2011. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2011) per annum.  Interest expense was approximately $10,000 and $14,000 for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Partnership repaid approximately $250,000 and $160,000 of advances and accrued interest. At June 30, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. were approximately $310,000 and $550,000, respectively, and were included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to June 30, 2011, the Partnership repaid approximately $230,000 of advances and accrued interest.

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

During the six months ended June 30, 2011, the Partnership completed approximately $178,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of building improvements and air conditioning unit, appliance, water heater and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Village of Pennbrook Apartments of approximately $47,467,000 requires monthly payments of principal and interest until September 1, 2021 with balloon payments of approximately $37,859,000 due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions during the six months ended June 30, 2011 and 2010. If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures and repayment of amounts due to affiliates to permit distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at June 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, Aimco is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of Aimco, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on Aimco's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

On July 28, 2011, the Partnership entered into an agreement and plan of conversion and merger with AIMCO Properties, L.P., a Delaware limited partnership and AIMCO NPI 4 Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the partnership agreement of the Partnership will first be amended to remove the prohibition on transactions between the Partnership, on the one hand and its general partner and its affiliates, on the other, following which the Partnership will be converted from a California limited partnership to a Delaware limited partnership named National Property Investors 4, LP (“New NPI 4”), following which the Merger Subsidiary will be merged with and into New NPI 4, with New NPI 4 as the surviving entity.

In the conversion and merger, each unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the conversion and merger will be converted into an identical unit of limited partnership interest in New NPI 4 (also known as a “Unit”), following which each Unit (other than Units held by limited partners who perfect their appraisal rights pursuant to the merger agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $195.27 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $195.27 by the average closing price of Apartment Investment and Management Company common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

In the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Units of New NPI 4. As a result, after the merger, AIMCO Properties, L.P. will be the sole limited partner of New NPI 4, holding all outstanding Units. NPI Equity Investments, Inc. will continue to be the general partner of New NPI 4 after the conversion and merger, and the Partnership’s partnership agreement in effect immediately prior to the conversion and merger will be the partnership agreement of New NPI 4 after the conversion and merger and will be amended to reflect the conversion and merger.

Completion of the conversion and merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. As of June 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 60,005 Units, and AIMCO Properties, L.P. and its affiliates owned 47,850 of those Units, or approximately 79.74% of the number of outstanding Units. Of these 47,850 Units, 26,466 are subject to a voting restriction, which requires such Units to be voted in proportion to the votes cast with respect to the Units not subject to this restriction, which will result in AIMCO Properties, L.P. and its affiliates voting a total of 38,258 Units, or approximately 63.76% of the outstanding Units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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

10.2            Agreement and Plan of Conversion and Merger, dated July 28, 2011, by and among National Property Investors 4, AIMCO Properties, L.P. and AIMCO NPI 4 Merger Sub LLC, incorporated by reference to the Partnership’s Current Report on Form 8-K dated July 28, 2011.

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