Form 10-Q
period 2011-09-30
NATIONAL PROPERTY INVESTORS 4
filed 2011-11-09
CIK 318508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 4

BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$ 151	$ 187
Receivables and deposits	181	188
Other assets	1,327	1,218
Investment property:
Land	1,980	1,980
Buildings and related personal property	31,695	40,309
Total investment property	33,675	42,289
Less accumulated depreciation	(25,671)	(33,705)
Investment property, net	8,004	8,584
Total assets	$ 9,663	$ 10,177

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 69	$ 190
Tenant security deposit liabilities	422	437
Other liabilities	510	532
Due to affiliates	653	585
Mortgage notes payable	47,315	47,804
Total liabilities	48,969	49,548

Partners' Deficit
General partner	(537)	(538)
Limited partners	(38,769)	(38,833)
Total partners’ deficit	(39,306)	(39,371)
Total liabilities and partners’ deficit	$ 9,663	$ 10,177

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$ 1,989	$ 1,949	$ 5,961	$ 5,893
Other income	289	247	914	866
Total revenues	2,278	2,196	6,875	6,759

Expenses:
Operating	809	764	2,722	2,620
General and administrative	30	35	96	102
Depreciation	300	415	938	1,260
Interest	829	837	2,483	2,518
Property taxes	191	190	571	574
Total expenses	2,159	2,241	6,810	7,074

Casualty gain	--	9	--	38

Net income (loss)	$ 119	$ (36)	$ 65	$ (277)

Net income (loss) allocated to
general partner (1%)	$ 2	$ --	$ 1	$ (2)
Net income (loss) allocated to
limited partners (99%)	$ 117	$ (36)	$ 64	$ (275)
Net income (loss) per limited
partnership unit	$ 1.95	$ (0.60)	$ 1.07	$ (4.58)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(In thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2010	$ (538)	$(38,833)	$(39,371)

Net income for the nine months
ended September 30, 2011	1	64	65

Partners’ deficit at September 30, 2011	$ (537)	$(38,769)	$(39,306)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 65	$ (277)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	938	1,260
Amortization of loan costs	53	48
Casualty gain	--	(38)
Change in accounts:
Receivables and deposits	7	7
Other assets	(162)	(95)
Accounts payable	(137)	(116)
Tenant security deposit liabilities	(15)	25
Other liabilities	(22)	(35)
Due to affiliates	50	(29)
Net cash provided by operating activities	777	750

Cash flows from investing activities:
Insurance proceeds received	--	38
Property improvements and replacements	(342)	(585)
Net cash used in investing activities	(342)	(547)

Cash flows from financing activities:
Payments on mortgage notes payable	(489)	(457)
Advances from affiliate	485	559
Repayment of advances from affiliate	(467)	(223)
Net cash used in financing activities	(471)	(121)

Net increase (decrease) in cash and cash equivalents	(36)	82
Cash and cash equivalents at beginning of period	187	140
Cash and cash equivalents at end of period	$ 151	$ 222

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,431	$ 2,470

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 34	$ 16

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 4

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 4 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. (“NPI Equity” or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

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

Completion of the conversion and merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. In addition, the terms of the merger may be modified before the merger is completed. As of September 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 60,005 Units, and AIMCO Properties, L.P. and its affiliates owned 47,850 of those Units, or approximately 79.74% of the number of outstanding Units. Of these 47,850 Units, 26,466 are subject to a voting restriction, which requires such Units to be voted in proportion to the votes cast with respect to the Units not subject to this restriction, which will result in AIMCO Properties, L.P. and its affiliates voting a total of 38,258 Units, or approximately 63.76% of the outstanding Units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $339,000 and $335,000 for the nine months ended September 30, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $67,000 and $89,000 for the nine months ended September 30, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $10,000 and $27,000, respectively. At September 30, 2011 and December 31, 2010, the Partnership owed approximately $84,000 and $35,000, respectively, for accountable administrative expenses, which are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership's property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were made during the nine months ended September 30, 2011 or 2010.

In addition to the amounts discussed above, as compensation for services rendered in managing the Partnership, the Managing General Partner is entitled to receive a Partnership Management Fee in conjunction with distributions of cash from operations, subject to certain limitations. There were no such fees paid during the nine months ended September 30, 2011 or 2010, as there were no distributions from operations.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $485,000 and $559,000 during the nine months ended September 30, 2011 and 2010, respectively, to fund the payment of real estate taxes and operations at the Partnership’s investment property. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2011) per annum.  Interest expense was approximately $14,000 and $21,000 for the nine months ended September 30, 2011 and 2010, respectively. The Partnership repaid approximately $480,000 and $246,000 of advances and accrued interest during the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. were approximately $569,000 and $550,000, respectively, and were included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $54,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $149,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $54,221,000.

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

In April 2010, the Partnership’s property experienced damages from a fire of approximately $44,000. During the nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $29,000 to cover the damages.  After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $29,000 for the nine months ended September 30, 2010.

Note E – Investment Property

During the nine months ended September 30, 2011, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $8,972,000 and accumulated depreciation of approximately $8,972,000.

Note F – Contingencies

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

The Partnership's investment property consists of one apartment complex, Village of Pennbrook Apartments, located in Falls Township, Pennsylvania. The average occupancy was 96% for each of the nine months ended September 30, 2011 and 2010.

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2011 was approximately $119,000 and $65,000, respectively, compared to net losses of approximately $36,000 and $277,000, respectively, for the three and nine months ended September 30, 2010. The increase in net income for both periods is due to a decrease in total expenses and an increase in total revenues, partially offset by the recognition of a casualty gain in 2010.

Total expenses decreased for both periods primarily due to a decrease in depreciation expense, partially offset by an increase in operating expenses. Interest expense, property taxes and general and administrative expenses remained relatively constant for the comparable periods.  Depreciation expense decreased for both periods due to assets becoming fully depreciated in 2010. Operating expenses increased for the three months ended September 30, 2011 due to increases in salaries and related benefits and contract services, partially offset by a decrease in utilities. Operating expenses increased for the nine months ended September 30, 2011 due to increases in salaries and related benefits, snow removal costs due to excessive snow fall in the area and contract services, partially offset by a decrease in utilities.

Included in general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 are management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for both periods is due to increases in rental income and other income. Rental income increased for both periods due to an increase in the average rental rates at the Partnership’s investment property, partially offset by an increase in bad debt expense at the Partnership’s investment property. The increase in other income for the three months ended September 30, 2011 is due to increases in parking income, lease cancellation fees and resident utility reimbursements. The increase in other income for the nine months ended September 30, 2011 is due to increases in parking income, lease cancellation fees and pet fees, partially offset by a decrease in resident utility reimbursements.

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

In April 2010, the Partnership’s property experienced damages from a fire of approximately $44,000. During the nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $29,000 to cover the damages.  After writing off the fully depreciated cost of the damaged assets, the Partnership recognized a casualty gain of approximately $29,000 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2011, the Partnership had cash and cash equivalents of approximately $151,000, compared to approximately $187,000 at December 31, 2010. Cash and cash equivalents decreased approximately $36,000 due to approximately $471,000 and $342,000 of cash used in financing and investing activities, respectively, partially offset by approximately $777,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgage notes payable and repayment of advances from AIMCO Properties, L.P, partially offset by advances from AIMCO Properties, L.P. Cash used in investing activities consisted of property improvements and replacements.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $485,000 and $559,000 during the nine months ended September 30, 2011 and 2010, respectively, to fund the payment of real estate taxes and operations at the Partnership’s investment property. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2011) per annum. Interest expense was approximately $14,000 and $21,000 for the nine months ended September 30, 2011 and 2010, respectively. The Partnership repaid approximately $480,000 and $246,000 of advances and accrued interest during the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. were approximately $569,000 and $550,000, respectively, and were included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2011, the Partnership completed approximately $358,000 of capital improvements at Village of Pennbrook Apartments, consisting primarily of building improvements, gutters and air conditioning unit, appliance, water heater and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Village of Pennbrook Apartments of approximately $47,315,000 requires monthly payments of principal and interest until September 1, 2021 with balloon payments of approximately $37,859,000 due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions during the nine months ended September 30, 2011 and 2010. If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures and repayment of amounts due to affiliates to permit distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 47,850 Units in the Partnership representing 79.74% of the outstanding Units at September 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 79.74% of the outstanding Units, Aimco is in a position to influence all such voting decisions with respect to the Partnership. With respect to 26,466 Units, AIMCO IPLP, L.P., an affiliate of Aimco, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on Aimco's or AIMCO IPLP, L.P.'s ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

Completion of the conversion and merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. In addition, the terms of the merger may be modified before the merger is completed.  As of September 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 60,005 Units, and AIMCO Properties, L.P. and its affiliates owned 47,850 of those Units, or approximately 79.74% of the number of outstanding Units. Of these 47,850 Units, 26,466 are subject to a voting restriction, which requires such Units to be voted in proportion to the votes cast with respect to the Units not subject to this restriction, which will result in AIMCO Properties, L.P. and its affiliates voting a total of 38,258 Units, or approximately 63.76% of the outstanding Units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

NATIONAL PROPERTY INVESTORS 4

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 9, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 9, 2011	By: /s/Stephen B. Waters
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

101             XBRL (Extensible Business Reporting Language). The following materials from National Property Investors 4’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements. (1)

(1)             As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.